Form 10-Q
period 1994-12-31
PLAYBOY ENTERPRISES INC
filed 1995-02-13
CIK 79114

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-Q



(Mark One)

/x/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 31, 1994

                                       OR

/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ___________________ to __________________


COMMISSION FILE NUMBER 1-6813



                           PLAYBOY ENTERPRISES, INC.
             (Exact name of registrant as specified in its charter)




           DELAWARE                                     36-2258830
  (State or other jurisdiction of                   (I.R.S. Employer
   incorporation or organization)                Identification Number)

 680 NORTH LAKE SHORE DRIVE, CHICAGO, IL                   60611
(Address of principal executive offices)                 (Zip Code)


                                 (312) 751-8000
              (Registrant's telephone number, including area code)


  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
YES  X     NO
   ----      ----

  As of January 31, 1995, there were 4,713,954 shares of Class A Common Stock, par value $.01 per share and 15,275,349 shares of Class B Common Stock, par value $.01 per share, outstanding.

                   PLAYBOY ENTERPRISES, INC. AND SUBSIDIARIES
                               INDEX TO FORM 10-Q

                                  ____________

                                                                    Page Number
                                                                    -----------

Part I.     Financial Information

            Condensed Consolidated Statements of Operations
            for the Quarters Ended December 31, 1994 and 1993             3

            Condensed Consolidated Statements of Operations
            for the Six Months Ended December 31, 1994 and 1993           4

            Condensed Consolidated Balance Sheets
            at December 31, 1994 and June 30, 1994                        5

            Condensed Consolidated Statements of Cash Flows
            for the Six Months Ended December 31, 1994 and 1993           6

            Notes to Condensed Consolidated Financial
            Statements                                                  7-9

            Management's Discussion and Analysis of
            Financial Condition and Results of Operations             10-16


Part II.    Other Information                                         17-18

                   PLAYBOY ENTERPRISES, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                 for the Quarters Ended December 31 (Unaudited)
                    (In thousands, except per share amounts)


                                                                          1994                      1993
                                                                        --------                  --------
Net revenues                                                            $ 64,663                  $ 59,636
                                                                        --------                  --------

Costs and expenses:
   Cost of sales                                                         (56,345)                  (52,791)
   Selling and administrative expenses                                    (7,027)                   (8,230)
                                                                        --------                  --------
      Total costs and expenses                                           (63,372)                  (61,021)
                                                                        --------                  --------

         Operating income (loss)                                           1,291                    (1,385)
                                                                        --------                  --------

Nonoperating income (expense):
   Investment income                                                          20                         8
   Interest expense                                                         (178)                     (165)
   Other, net                                                                 52                        92
                                                                        --------                  --------
      Total nonoperating expense                                            (106)                      (65)
                                                                        --------                  --------

         Income (loss) before income taxes                                 1,185                    (1,450)

Income tax expense                                                          (184)                     (320)
                                                                        --------                  --------

         Net income (loss)                                              $  1,001                  $ (1,770)
                                                                        ========                  ========


Weighted average number of common shares outstanding                      19,986                    19,913
                                                                        ========                  ========

Net income (loss) per common share                                      $    .05                  $   (.09)
                                                                        ========                  ========





The accompanying notes are an integral part of these consolidated financial statements.

                   PLAYBOY ENTERPRISES, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS for the Six Months Ended December 31 (Unaudited)
                    (In thousands, except per share amounts)

                                                                          1994                       1993
                                                                        --------                   --------
Net revenues                                                            $ 121,881                 $ 107,222
                                                                        ---------                 ---------

Costs and expenses:
   Cost of sales                                                         (106,970)                  (96,876)
   Selling and administrative expenses                                    (14,484)                  (16,222)
   Restructuring expenses                                                       -                    (2,450)
                                                                        ---------                 ---------
      Total costs and expenses                                           (121,454)                 (115,548)
                                                                        ---------                 ---------

         Operating income (loss)                                              427                    (8,326)
                                                                        ---------                 ---------

Nonoperating income (expense):
   Investment income (expense), net                                            31                      (136)
   Interest expense                                                          (343)                     (298)
   Other, net                                                                  39                        58
                                                                        ---------                 ---------
      Total nonoperating expense                                             (273)                     (376)
                                                                        ---------                 ---------

         Income (loss) before income taxes and cumulative
           effect of change in accounting principle                           154                    (8,702)

Income tax expense                                                           (381)                     (491)
                                                                        ---------                 ---------

         Loss before cumulative effect of change
           in accounting principle                                           (227)                   (9,193)

Cumulative effect of change in accounting principle                             -                     7,500
                                                                        ---------                 ---------

         Net loss                                                       $    (227)                $  (1,693)
                                                                        =========                 =========


Weighted average number of common shares outstanding                       19,979                    19,903
                                                                        =========                 =========


Income (loss) per common share:
   Loss before cumulative effect of change
      in accounting principle                                           $    (.01)                $    (.47)
   Cumulative effect of change in accounting principle                          -                       .38
                                                                        ---------                 ---------
   Net loss                                                             $    (.01)                $    (.09)
                                                                        =========                 =========



The accompanying notes are an integral part of these consolidated financial statements.

                   PLAYBOY ENTERPRISES, INC. AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                       (In thousands, except share data)


                                                                      (Unaudited)
                                                                        Dec. 31,                   June 30,
                                                                          1994                       1994
                                                                        ---------                  ---------
Assets
- - - ------
  Cash and cash equivalents                                             $  1,025                  $  1,258
  Receivables, net of allowances for doubtful accounts of
   $3,561 and $3,155, respectively                                        24,227                    20,590
  Inventories                                                             19,439                    19,268
  Programming costs                                                       27,848                    27,658
  Deferred subscription acquisition costs                                  9,703                    10,086
  Other current assets                                                    11,666                     8,808
                                                                        --------                  --------
    Total current assets                                                  93,908                    87,668
                                                                        --------                  --------

  Property and equipment, at cost                                         36,374                    36,521
  Accumulated depreciation                                               (21,845)                  (20,867)
                                                                        --------                  --------
    Property and equipment, net                                           14,529                    15,654
                                                                        --------                  --------

  Programming costs - noncurrent                                           5,631                     4,108
  Trademarks                                                              10,809                    10,106
  Net deferred tax assets                                                  7,276                     7,153
  Other noncurrent assets                                                  7,013                     7,232
                                                                        --------                  --------

  Total assets                                                          $139,166                  $131,921
                                                                        ========                  ========

Liabilities
- - - -----------
  Short-term borrowings                                                 $ 10,000                  $  6,000
  Current financing obligations                                              330                     1,827
  Accounts payable                                                        17,463                    13,680
  Accrued salaries, wages and employee benefits                            2,413                     3,811
  Reserves for losses on disposals of discontinued operations                794                       890
  Income taxes payable                                                       740                       780
  Deferred revenues                                                       43,157                    41,734
  Other liabilities and accrued expenses                                   9,417                     8,040
                                                                        --------                  --------
    Total current liabilities                                             84,314                    76,762

  Long-term financing obligations                                            680                     1,020
  Other noncurrent liabilities                                             7,943                     7,828
                                                                        --------                  --------
    Total liabilities                                                     92,937                    85,610
                                                                        --------                  --------

Shareholders' Equity
- - - --------------------
  Common stock, $.01 par value
   Class A - 7,500,000 shares authorized; 5,042,381 issued                    50                        50
   Class B - 30,000,000 shares authorized; 16,477,143 issued                 165                       165
  Capital in excess of par value                                          36,396                    36,381
  Retained earnings                                                       17,690                    17,917
  Less cost of treasury stock                                             (8,072)                   (8,202)
                                                                        --------                  --------
    Total shareholders' equity                                            46,229                    46,311
                                                                        --------                  --------

  Total liabilities and shareholders' equity                            $139,166                  $131,921
                                                                        ========                  ========



The accompanying notes are an integral part of these consolidated financial statements.

                   PLAYBOY ENTERPRISES, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS for the Six Months Ended December 31 (Unaudited)
                                 (In thousands)



                                                                                 1994               1993
                                                                                -------            -------
Cash Flows From Operating Activities
- - - ------------------------------------
Net loss                                                                       $   (227)           $ (1,693)
Adjustments to reconcile net loss to net cash
 used for operating activities:
   Depreciation of property and equipment                                         1,267               1,448
   Amortization of intangible assets                                                746                 768
   Amortization of investments in entertainment programming                       9,125               7,754
   Investments in entertainment programming                                     (10,838)            (10,250)
   Cumulative effect of change in accounting principle                                -              (7,500)
   Net change in operating assets and liabilities                                (2,433)             (1,346)
   Net cash provided by (used for) discontinued operations                          (96)                578
   Other, net                                                                        30                  21
                                                                               --------            --------
      Net cash used for operating activities                                     (2,426)            (10,220)
                                                                               --------            --------

Cash Flows From Investing Activities
- - - ------------------------------------
Additions to property and equipment                                                (171)               (352)
Acquisition of Critics' Choice Video, Inc. minority interest                          -              (1,510)
Net decrease in short-term investments                                                -                  50
Other, net                                                                           16                   2
                                                                               --------            --------
      Net cash used for investing activities                                       (155)             (1,810)
                                                                               --------            --------

Cash Flows From Financing Activities
- - - ------------------------------------
Short-term borrowings                                                             4,000              11,500
Repayment of debt                                                                (1,850)               (350)
Proceeds from exercise of stock options                                             198                 243
                                                                               --------            --------
      Net cash provided by financing activities                                   2,348              11,393
                                                                               --------            --------

Net decrease in cash and cash equivalents                                          (233)               (637)

Cash and cash equivalents at beginning of period                                  1,258               1,903
                                                                               --------            --------

Cash and cash equivalents at end of period                                     $  1,025            $  1,266
                                                                               ========            ========





The accompanying notes are an integral part of these consolidated financial statements.

                   PLAYBOY ENTERPRISES, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
        for the Quarters and Six Months Ended December 31, 1994 and 1993

(A)  BASIS OF PREPARATION

     The financial information included herein is unaudited, but in the opinion of management, reflects all adjustments (which include only normal recurring adjustments, except for the restructuring expenses described below) necessary for a fair presentation of the results for the interim periods. The interim results of operations and cash flows are not necessarily indicative of such results and cash flows for the entire year. These financial statements should be read in conjunction with the financial statements and notes thereto contained in the Annual Report on Form 10-K for the fiscal year ended June 30, 1994 of Playboy Enterprises, Inc. and Subsidiaries (the "Company").

(B)  RESTRUCTURING EXPENSES

     A $2.5 million charge was recorded in the six months ended December 31, 1993 related to a reduction in the Company's work force of approximately 10%. This charge, which was recorded in the first quarter of fiscal 1994, primarily related to employee termination payments associated with approximately 60 positions that were eliminated through a combination of early retirement, attrition and layoffs. Employee termination payments of $0.2 million and $0.4 million, respectively, were made in the quarter and six months ended December 31, 1994 related to restructurings in the prior year.

(C)  INVESTMENT INCOME (EXPENSE), NET

     The Company realized a net loss of $150,000 in the six months ended December 31, 1993 related to the maturity of offsetting options on interest rate swap agreements entered into late in fiscal 1993.

(D)  INCOME TAXES

     The adoption of Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes, in fiscal 1994 resulted in the recognition of $7.5 million, or $0.38 per share, of deferred federal tax benefits. This amount is included in the net loss for the six months ended December 31, 1993 as "Cumulative effect of change in accounting principle." The Company's net deferred tax asset at December 31, 1994 remained at $7.5 million. As reported in the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 1994, the significant components of the net deferred tax asset include net operating loss, capital loss and tax credit carryforwards. Of the $7.5 million net deferred tax asset included in the Condensed Consolidated Balance Sheet at December 31, 1994 and June 30, 1994, $0.2 million and $0.3 million, respectively, are included in "Other current assets" with the remainder segregated as "Net deferred tax assets".

     Realization of deferred tax benefits is dependent upon the Company's ability to generate taxable income in future years. The recognition of benefits in the financial statements is based upon projections by management of future operating income and the anticipated reversal of temporary differences that will result in taxable income. Projections of future earnings were based on adjusted historical earnings.

     In order to fully realize the net deferred tax asset of $7.5 million, the Company will need to generate future taxable income of approximately $22.1 million. Management believes that it is more likely than not that the required amount of taxable income will be realized. Management will periodically reconsider the assumptions utilized in the projection of future earnings and, if warranted, increase or decrease the amount of deferred tax benefits recognized through an adjustment to the valuation allowance.

(E)  INVENTORIES

     Inventories, which are stated at the lower of cost (average cost, specific cost and first-in, first-out) or market, consisted of the following (in thousands):

                                                       Dec. 31,      June 30,
                                                        1994          1994
                                                      ---------     ---------
        Paper                                         $  4,778      $  4,471
        Editorial and other prepublication costs         5,831         7,252
        Merchandise finished goods                       8,830         7,545
                                                      --------      --------

           Total inventories                          $ 19,439      $ 19,268
                                                      ========      ========

(F)  PROGRAMMING COSTS

     Effective with the fourth quarter of fiscal 1994, the Company revised its amortization method for licensed film costs as a result of its decision to offer Playboy Television on a 24-hour basis, which resulted in a change in the scheduling of licensed films. Licensed films will be aired throughout the term of the license period, and related costs will be amortized over such period, generally three years. This change in accounting estimate resulted in a decrease in programming expense (and an increase in the Company's net income) of $0.3 million, or $0.01 per share, for the quarter ended December 31, 1994. This change in estimate resulted in a decrease in programming expense (and a decrease in the Company's net loss) of $0.5 million, or $0.03 per share, for the six months ended December 31, 1994. There was no related net income tax effect as the additional income tax expense resulting from the lower programming expense was offset by a corresponding change in the valuation allowance related to the deferred tax asset established with the adoption of Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes.

(G)  TREASURY STOCK

     Treasury stock consisted of 328,427 Class A common shares and 1,201,988 Class B common shares at December 31, 1994. At June 30, 1994, treasury stock consisted of 332,927 Class A common shares and 1,222,254 Class B common shares.

(H)  CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

     During the six months ended December 31, 1993, the Company had noncash investing and financing activities related to its July 1988 purchase of an 80% interest in Critics' Choice Video, Inc. Effective July 1, 1993, the Company acquired the remaining 20% interest in Critics' Choice Video, Inc. for $3.0 million, which consisted of $1.5 million in cash and one-year promissory notes totaling $1.5 million, which were paid July 1, 1994.

(I)  REVOLVING LINE OF CREDIT

     In January 1995, the Company and its banks negotiated an extension of the existing $22.5 million revolving line of credit until February 1995. In February 1995, the Company entered into a $30.0 million revolving line of credit, collateralized by substantially all of the Company's assets, which will mature on March 31, 1995. The Company and its banks expect to extend the maturity date of the credit agreement to September 30, 1997, with a decrease in the line to $19.5 million in December 1995. The extension is subject to the successful negotiation of financial covenants, which pertain to cash flow, net worth and the ratio of funded debt to total capital.

(J)  ADVERTISING COSTS

     The Company has adopted the provisions of Statement of Position 93-7, Reporting on Advertising Costs ("SOP 93-7"), effective July 1, 1994. In December 1994, a Practice Bulletin was issued which clarified the provisions of SOP 93-7. The Company is currently determining the impact on its financial condition and results of operations of adopting the provisions of SOP 93-7 based on information set forth in the Practice Bulletin.

(K)  CONTINGENCIES

     In January 1993, the Company received a General Notice from the United States Environmental Protection Agency (the "EPA") as a "potentially responsible party" ("PRP") in connection with a site identified as the Southern Lakes Trap & Skeet Club, apparently located at the Resort-Hotel in Lake Geneva, Wisconsin (the "Resort"), formerly owned by a subsidiary of the Company. The Resort was sold by the Company's subsidiary to LG Americana-GKP Joint Venture in 1982. Two other entities were also identified as PRPs in the notice. The notice relates to actions that may be ordered taken by the EPA to sample for and remove contamination in soils and sediments, purportedly caused by skeet shooting activities at the Resort property. During fiscal 1994, the EPA advised the Company of its position that the area of land requiring remediation is approximately twice the size of the initial site. The Company believes that it has established adequate reserves, which totaled $0.8 million at December 31, 1994, to cover the eventual cost of its anticipated share (based on an agreement with one of the other PRPs) of any remediation that may be agreed upon. The Company is also reviewing available defenses, insurance coverage and claims it may have against third parties.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
               (In millions of dollars, except per share amounts)

RESULTS OF OPERATIONS

     The Company's revenues increased 8% to $64.7 for the quarter ended December 31, 1994 compared to $59.6 for the prior year quarter. Revenues were $121.9 for the six months ended December 31, 1994, a 14% increase over revenues of $107.2 for the six months ended December 31, 1993. These increases were primarily due to higher revenues from the Publishing and Entertainment Groups.

     The Company reported operating income of $1.3 for the quarter ended December 31, 1994 compared to an operating loss of $1.4 in the prior year quarter. For the six months ended December 31, 1994, the Company had operating income of $0.4 compared to an operating loss of $8.3 in the prior year. These increases were primarily due to significant improvements in the operating performances of the Publishing and Entertainment Groups, partially offset by lower operating income from the Product Marketing Group. Additionally, the prior year six-month period included a $2.5 restructuring charge primarily related to employee termination payments as a result of a reduction in the Company's work force.

     Net income for the quarter ended December 31, 1994 was $1.0, or $0.05 per share, compared to a net loss of $1.8, or $0.09 per share, for the prior year quarter. For the six months ended December 31, 1994, the net loss was $0.2, or $0.01 per share, compared to a net loss of $1.7, or $0.09 per share, for the six months ended December 31, 1993. The net loss for the six months ended December 31, 1993 included a one-time tax benefit of $7.5 that resulted from the adoption of Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes, which required a change in the method of accounting for income taxes.

     The Company's operating income of $0.4 and net loss of $0.2, or $0.01 per share, for the six months ended December 31, 1994 compared to an operating loss of $5.9 and a net loss of $6.7, or $0.34 per share, for the six months ended December 31, 1993, excluding the impact of the $2.5 restructuring charge and the $7.5 one-time tax benefit.

     Several of the Company's businesses can experience variations in quarterly performance. For example, Playboy magazine newsstand revenues vary from issue to issue, with revenues generally higher for holiday issues and any issues including editorial or pictorial features that generate unusual public interest. Advertising revenues also vary from quarter to quarter, depending on product introductions by advertising customers, changes in advertising buying patterns and economic conditions. In addition, Entertainment Group revenues vary with the timing of sales to international customers, including the timing of new multiyear agreements to both program and supply programming for exclusive Playboy-branded time slots on overseas pay television services. As a result, the Company's performance in any quarterly period is not necessarily reflective of full-year or longer-term trends.

PUBLISHING GROUP

     The revenues and operating income of the Publishing Group were as follows for the periods indicated below:


                                                 REVENUES                          OPERATING INCOME
                                  ------------------------------------    ----------------------------------
                                      QUARTERS           SIX MONTHS           QUARTERS          SIX MONTHS
                                       ENDED               ENDED               ENDED               ENDED
                                    DECEMBER 31,         DECEMBER 31,        DECEMBER 31,        DECEMBER 31,
                                  ---------------     ----------------     ---------------     ---------------
                                    1994     1993       1994     1993        1994     1993       1994    1993
                                   ------   ------     ------   ------      ------   ------     ------  ------
  Playboy Magazine . . . . . . . .  $ 29.1   $ 29.1     $ 54.1   $ 52.5     $  3.3   $  1.6     $  4.3   $  1.8
  Playboy-Related Businesses . . .     4.9      4.9       11.8     10.3        1.7      1.5        3.9      3.0
                                     ------   ------     ------   ------     ------   ------     ------   ------
     Subtotal  . . . . . . . . . .    34.0     34.0       65.9     62.8        5.0      3.1        8.2      4.8
  Catalogs . . . . . . . . . . . .    17.4     13.8       30.7     22.9        1.9      1.2        3.5      2.0
  Administrative Expenses
   and Other   . . . . . . . . . .       -        -          -        -       (0.9)    (1.2)      (2.2)    (2.9)
                                    ------   ------     ------   ------       ------   ------     ------   -----
       Total . . . . . . . . . . .  $ 51.4   $ 47.8     $ 96.6   $ 85.7     $  6.0   $  3.1     $  9.5   $  3.9
                                    ======   ======     ======   ======      ======  =======    =======  =======

  Playboy Magazine

     Playboy magazine circulation revenues increased 7%, or $1.3, and 8%, or $2.7, for the quarter and six months ended December 31, 1994, respectively, compared to the prior year. These increases for the quarter and six-month period were primarily due to 6% and 5% higher subscription revenues, respectively, in the current year combined with favorable newsstand sales adjustments related to prior issues in the current year compared to unfavorable adjustments related to prior issues in the prior year. Additionally, benefiting the comparison for the six-month period was a 7% increase in U.S. and Canadian newsstand copies sold in the current year. Advertising revenues for the quarter and six months ended December 31, 1994 decreased 11% and 6%, respectively, compared to the prior year. The decreases in the quarter and six-month period were partially due to 6% and 2% more advertising pages, respectively, in the prior year, which included the January 1994 40th anniversary issue that contained a higher than normal number of advertising pages. Additionally, average net revenue per page declined despite a 5% rate increase effective with the last issue of the fiscal 1995 second quarter principally as a result of higher frequency and special discounts in the current year and a change in the mix of advertising pages sold. Advertising sales for the third quarter fiscal 1995 issues of the magazine are closed, and the Company expects to report 4% fewer advertising pages for the quarter compared to the prior year.

     For the quarter ended December 31, 1994, Playboy magazine operating income more than doubled primarily due to a significant decrease in manufacturing costs, slightly offset by an increase in direct costs and operating expenses. Manufacturing costs for the quarter ended December 31, 1994 decreased 19% compared to the prior year principally due to the increased size of the January 1994 40th anniversary issue of the magazine in the prior year quarter, combined with lower paper prices, which began impacting the Company in the fourth quarter of fiscal 1994 and were in effect for most of the current year. However, paper price increases are expected in both the third and fourth quarters, which will result in quarter-to-quarter higher average paper prices of approximately 16% and 11%, respectively. For the quarter and six months ended December 31, 1994, average paper prices were 10% and 7% lower, respectively, than the prior year. Direct costs and operating expenses increased 2% for the quarter compared to the prior year primarily due to an increase in subscription acquisition amortization expense and a legal settlement with the Company's former distributor of Playboy magazine, partially offset by lower advertising promotion expenses in the current year and expenses in the prior year associated with the 40th anniversary issue. For the six months ended December 31, 1994, operating income more than doubled primarily due to the increase in revenues and a 12% decrease in manufacturing costs, principally due to the previously discussed increased size of the 40th anniversary issue in the prior year and lower paper prices in the current year, partially offset by an increase in direct costs and operating expenses. Direct costs and operating expenses increased 4% for the six months ended December 31, 1994, principally due to an increase in subscription acquisition amortization expense, higher editorial costs associated with celebrity pictorials and the previously discussed legal settlement in the current year, partially offset by lower advertising promotion expenses in the current year and expenses in the prior year associated with restructuring and the 40th anniversary issue.
Direct costs and operating expenses will be impacted approximately $0.5 in the second half of fiscal 1995 due to a 14% postal rate increase effective January 1, 1995.

  Playboy-Related Businesses

     For the quarter and six months ended December 31, 1994, revenues from the Company's Playboy-related businesses increased 2% and 14%, respectively, compared to the prior year primarily due to increased revenues from ancillary businesses combined with higher royalties from foreign editions of Playboy magazine. For the quarter ended December 31, 1994, the increases discussed above were mostly offset by lower revenues from the sale of newsstand specials as a result of the publication of an additional newsstand special in the prior year quarter, partially offset by higher average copy sales in the current year quarter.

     For the quarter ended December 31, 1994, operating income increased 12% primarily due to the net revenue increase combined with lower manufacturing costs in the current year quarter due to the previously mentioned additional special published in the prior year. For the six months ended December 31, 1994, operating income increased 33% compared to the prior year largely due to the revenue increase.

  Catalogs

     For the quarter and six months ended December 31, 1994, revenues of the catalog business increased 25% and 34%, respectively, compared to the prior year. These increases were due to higher sales volume from all of the catalogs, encompassing the Critics' Choice Video, Collectors' Choice Music, which was first mailed to prospective customers in October 1993, and Playboy catalogs. For the quarter and six months ended December 31, 1994, operating income increased 51% and 74%, respectively, compared to the prior year due to higher operating income from all three of the Company's catalogs. The higher operating income from the Critics' Choice Video catalog was primarily the result of an improved operating margin in the current year, despite higher expenses due to increased mailings to prospective customers, partially attributable to a licensing agreement entered into in February 1994 that allows the Company to purchase inventory at a lower cost. Since the launch of the Collectors' Choice Music catalog in October 1993, it has continued to generate increasing profits while expanding circulation. Catalog direct costs will be impacted approximately $0.4 in the second half of fiscal 1995 due to the previously discussed paper price and postal rate increases.

  Administrative Expenses and Other

     The Publishing Group's administrative expenses and other costs decreased 25% for both the quarter and six months ended December 31, 1994 compared to the prior year primarily due to lower salary expense due in part to an unfilled position in the current year, partially offset by the receipt of a management fee from duPont Publishing, Inc. in the prior year.

ENTERTAINMENT GROUP

     The revenues and operating loss of the Entertainment Group were as follows for the periods indicated below:

                                                                             QUARTERS           SIX MONTHS
                                                                               ENDED               ENDED
                                                                           DECEMBER 31,        DECEMBER 31,
                                                                          -------------       -------------
                                                                          1994       1993     1994      1993
                                                                          ----       ----     ----      ----
     REVENUES
     Domestic Pay Television:
      Pay-Per-View  . . . . . . . . . . . . . . . . . . . . . . . . . . . $ 2.9      $ 2.2    $ 5.6     $ 4.3
      Monthly Subscription  . . . . . . . . . . . . . . . . . . . . . . .   1.7        1.9      3.5       3.9
      Satellite Direct-to-Home and Other  . . . . . . . . . . . . . . . .   2.2        1.5      4.3       2.9
                                                                          -----      -----    -----     -----
        Total Domestic Pay Television . . . . . . . . . . . . . . . . . .   6.8        5.6     13.4      11.1

     Domestic Home Video  . . . . . . . . . . . . . . . . . . . . . . . .   2.3        2.0      4.2       3.5
     International Television and Home Video  . . . . . . . . . . . . . .   2.2        2.6      4.0       3.6
     Other  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   0.2       (0.1)     0.3      (0.2)
                                                                          -----      -----    -----     -----
        Total Revenues  . . . . . . . . . . . . . . . . . . . . . . . . . $11.5      $10.1    $21.9     $18.0
                                                                          =====      =====    =====     =====

     OPERATING LOSS
     Profit Contribution Before Programming Expense . . . . . . . . . . . $ 3.9      $ 2.9    $ 7.0     $ 3.1
     Programming Expense  . . . . . . . . . . . . . . . . . . . . . . . .  (4.8)      (4.1)    (8.9)     (7.6)
                                                                          -----      -----    -----     -----
        Total Operating Loss  . . . . . . . . . . . . . . . . . . . . . . $(0.9)     $(1.2)   $(1.9)    $(4.5)
                                                                          =====      =====    =====     =====

     The following discussion focuses on the profit contribution of each business before programming expense ("profit contribution"). Profit contribution increased $1.0 and $3.9, respectively, for the quarter and six months ended December 31, 1994, compared to the prior year.

  Domestic Pay Television

     For the quarter and six months ended December 31, 1994, pay-per-view revenues for the domestic pay television service, Playboy Television, were 33% and 31% higher, respectively, compared to the prior year, primarily attributable to higher buy rates, an increase in the number of addressable homes to which Playboy Television was available, and higher average revenue per buy in the current year. At December 31, 1994, Playboy Television was available to 10.4 million addressable homes, an 8% increase compared to December 31, 1993. The number of addressable homes to which Playboy Television was available at December 31, 1994 increased 0.5 million, or 5%, from September 30, 1994. Management believes that beginning in the fourth quarter of fiscal 1993, growth of the Company's domestic pay television business slowed due to the effects of cable reregulation by the Federal Communications Commission ("FCC"), which has resulted in a slowdown in the industry's rollout of addressability. Additionally, competition for channel space has also contributed to the slower growth as cable operators have utilized available channel space for new cable networks in connection with mandated retransmission consent agreements and for other new services, including adult movie pay television services. Management believes that growth will continue to be affected in the near term as the cable television industry responds to the FCC's initial rules and to subsequent modifications, including the recently announced "going-forward rules". Over the coming months, management expects to incur some fallout in growth of addressable homes related to these "going-forward rules," as a result of cable operators being provided with incentives to add basic services. Nevertheless, management believes that ultimately reregulation should benefit pay-per-view services as cable operators seek unregulated sources of revenue. Monthly subscription revenues declined 7% and 10%, respectively, for the quarter and six months ended December 31, 1994, compared to the prior year primarily as a result of a decline in the average number of subscribing households. The number of monthly subscribers at December 31, 1994 was flat compared to June 30, 1994. Satellite direct-to-home and other revenues were 41% and 46% higher for the quarter and six months ended December 31, 1994, respectively, compared to the prior year. The increases were primarily due to 52% and 55% increases in revenues, respectively, from sales of Playboy Television to home satellite dish viewers, due to selling directly to the backyard satellite dish market, distribution by commercial retailers of satellite programming, increased emphasis on consumer marketing, and new revenues from the launch of Playboy Television on DIRECTV, the first commercial digital broadcast satellite service.

     Profit contribution for domestic pay television increased $0.2 and $0.5, respectively, for the quarter and six months ended December 31, 1994 as the net increases in revenues were partially offset by expenses in the current year related to selling directly to the backyard satellite dish market and the absence of sublease income from the Company's satellite transponder in the current year. As a result of the Company's move in May 1994 to 24-hour availability for Playboy Television, it no longer receives monthly sublease income of approximately $0.1, the loss of which was completely offset for the first time during the second quarter of fiscal year 1995. At December 31, 1994, Playboy Television was available in 2.4 million homes on a 24-hour basis.

  Domestic Home Video

     Domestic home video revenues increased $0.3 for the quarter ended December 31, 1994 compared to the prior year primarily due to adjustments in the prior year quarter attributable to weak sales of fiscal 1993 titles combined with revenues in the current year quarter related to the sale of the distribution rights and the remaining inventory of O.J. Simpson: Minimum Maintenance Fitness for Men ("Minimum Maintenance"). Partially offsetting these increases were lower sales of new releases in the current year quarter and higher average revenue per unit in the prior year quarter principally attributable to the release of a higher-priced rental title. For the six-month period, revenues increased $0.7 compared to the prior year primarily due to the adjustments in the prior year attributable to the fiscal 1993 titles, higher sales of catalog titles and the previously discussed sale of Minimum Maintenance in the current year, partially offset by higher average revenue per unit in the prior year principally attributable to the release of two higher-priced rental titles. Profit contribution increased $0.8 and $1.8 for the quarter and six months ended December 31, 1994, respectively, compared to the prior year principally due to the increases in revenues in the current year combined with marketing expenses in the prior year attributable to the fiscal 1993 titles. Partially offsetting the increases in profit contribution were direct costs in the current year related to the sale of Minimum Maintenance, which mostly offset the previously discussed related revenues resulting in immaterial profit contribution.

  International Television and Home Video

     For the quarter and six months ended December 31, 1994, revenues and profit contribution of the international television and home video businesses both decreased $0.4 and increased $0.4, respectively, compared to the prior year. These changes were primarily due to higher international television revenues in the current year quarter and six-month period associated with multiyear agreements, more than, and partially offset by, respectively, an unfavorable adjustment in the current year related to revenues associated with a multiyear agreement recorded in the prior year. Variations in quarterly performance are caused by revenues and profit contribution from multiyear agreements being recognized depending upon the timing of program delivery, license periods and other factors.

  Programming Expense

     Programming amortization expense associated with the Entertainment Group businesses discussed above increased $0.7 and $1.3 for the quarter and six months ended December 31, 1994, respectively, compared to the prior year primarily due to increased investments in entertainment programming and the higher revenues from the international television multiyear agreements, partially offset by the favorable effect of the previously mentioned change in accounting estimate. For further discussion see Note F of Notes to Condensed Consolidated Financial Statements.

  Other

     For the quarter and six months ended December 31, 1994, the operating performance of the Entertainment Group's other businesses increased $0.4 and $0.5, respectively, on $0.3 and $0.5 increases in revenues for the quarter and six-month period, respectively. These increases were primarily due to adjustments in the prior year related to the home video release of the documentary film Hugh Hefner: Once Upon A Time.

     The Entertainment Group's administrative expenses and other costs for the quarter ended December 31, 1994 decreased $0.1 compared to the prior year quarter. For the six months ended December 31, 1994, administrative expenses and other costs decreased $0.8 compared to the prior year primarily due to restructuring expenses of $0.6 in the prior year.

PRODUCT MARKETING GROUP

     The revenues and operating income of the Product Marketing Group were as follows for the periods indicated below:

                                                              QUARTERS                 SIX MONTHS
                                                                ENDED                     ENDED
                                                            DECEMBER 31,              DECEMBER 31,
                                                           --------------            --------------
                                                           1994       1993           1994        1993
                                                           ----       ----           ----        ----
     REVENUES . . . . . . . . . . . . . . . . . . . . . .  $ 1.8      $ 1.7          $ 3.4       $ 3.5
                                                           =====      =====          =====       =====

     OPERATING INCOME . . . . . . . . . . . . . . . . . .  $ 0.1      $ 0.6          $ 0.5       $ 1.1
                                                           =====      =====          =====       =====

     Revenues for the quarter ended December 31, 1994 increased $0.1 compared to the prior year largely due to higher international product licensing royalties, partially offset by lower royalties from a principal Sarah Coventry licensee experiencing financial difficulties, resulting in the Company's termination of the licensing agreement. Operating income for the quarter decreased as the net increase in revenues was more than offset by higher marketing expenses, and bad debt expense recorded in the current year quarter related to the Sarah Coventry licensee previously discussed.

     Revenues for the six months ended December 31, 1994 decreased $0.1 as higher international product licensing royalties in the current year were more than offset by revenues in the prior year related to certain businesses that have been discontinued and lower royalties in the current year from the Sarah Coventry licensee previously discussed. Operating income for the six months ended December 31, 1994 decreased largely due to the net decrease in revenues combined with higher marketing, bad debt, and brand development and research expenses in the current year.

CORPORATE ADMINISTRATION AND PROMOTION

     Corporate administration and promotion expenses of $3.9 and $7.7 for the quarter and six months ended December 31, 1994, respectively, decreased $0.1, or 2%, and $1.1, or 12%, respectively, compared to the prior year periods. The decrease for the six-month period was primarily due to restructuring expenses of $0.8 in the prior year.

LIQUIDITY AND CAPITAL RESOURCES

     At December 31, 1994, the Company had $1.0 in cash and cash equivalents and $10.0 in short-term borrowings, compared to $1.3 in cash and cash equivalents and $6.0 in short-term borrowings at June 30, 1994. The Company expects to meet its short-term and long-term cash requirements through its revolving line of credit and cash generated from operations. See Cash Flows From Financing Activities below.

  Cash Flows from Operating Activities

     Net cash used for operating activities was $2.4 for the six months ended December 31, 1994 compared to $10.2 for the prior year period principally due to the Company's improved operating performance in the current year. The Company invested $10.8 in Company-produced and licensed entertainment programming during the first six months of fiscal 1995 compared to $10.3 in the prior year period, and expects to invest approximately $10.4 in such programming during the remainder of fiscal 1995. Net cash provided by discontinued operations in fiscal 1994 of $0.6 resulted from a United Kingdom tax refund in connection with the settlement in fiscal 1993 of litigation related to the Company's discontinued United Kingdom gaming operations.

  Cash Flows from Investing Activities

     Net cash used for investing activities was $0.2 for the six months ended December 31, 1994 compared to $1.8 for the prior year period. Under the terms of its July 1988 purchase of an 80% interest in Critics' Choice Video, Inc., effective July 1, 1993, the Company acquired the remaining 20% interest in Critics' Choice Video, Inc. for $3.0, which consisted of $1.5 in cash and one-year promissory notes totaling $1.5, which were paid July 1, 1994.

  Cash Flows from Financing Activities

     Net cash provided by financing activities was $2.3 for the six months ended December 31, 1994 compared to $11.4 for the prior year period. This decrease was principally due to a $7.5 lower increase in the level of short-term borrowings under the Company's revolving line of credit in the current year combined with the payment on July 1, 1994 of the $1.5 promissory notes referred to above.

     In January 1995, the Company and its banks negotiated an extension of the existing $22.5 revolving line of credit until February 1995. In February 1995, the Company entered into a $30.0 revolving line of credit, collateralized by substantially all of the Company's assets, which will mature on March 31, 1995. The Company and its banks expect to extend the maturity date of the credit agreement to September 30, 1997, with a decrease in the line to $19.5 in December 1995. The extension is subject to the successful negotiation of financial covenants, which pertain to cash flow, net worth and the ratio of funded debt to total capital.

  Income Taxes

     Based on current tax law, the Company must generate approximately $22.1 of future taxable income (net of $6.4 of taxable income that the Company will report as a result of the automatic reversal of existing taxable temporary differences between asset and liability values for financial reporting and income tax purposes) prior to the expiration of the Company's net operating loss carryforwards ("NOLs") for full realization of the net deferred tax asset. At June 30, 1994, the Company had NOLs of $51.6 for tax purposes, with $3.2 expiring in 1998, $13.6 expiring in 2001, $8.9 expiring in 2003, $8.2 expiring in 2004, $1.1 expiring in 2007, $1.1 expiring in 2008 and $15.5 expiring in 2009.

     Although the Company reported a taxable loss in the first six months of fiscal 1995 and in each of fiscal years 1994, 1993 and 1992, management believes that it is more likely than not that a sufficient level of taxable income will be generated prior to the expiration of the Company's NOLs to realize the $7.5 net deferred tax asset recorded at December 31, 1994. Following is a summary of the bases for management's belief that it is more likely than not that the net deferred tax asset of $7.5 will be realized:

. Management reviewed the components of the Company's NOLs and determined that they primarily resulted from several nonrecurring events, which were not indicative of the Company's ability to generate future earnings.

. As a result of the restructurings implemented in fiscal 1994, management expects operating expenses to be reduced by approximately $3.3 on an annual basis.

. The Publishing and Product Marketing Groups continue to generate earnings, while the Company's substantial investments in the Entertainment Group should lead to increased earnings potential in future years.

. In assessing the Company's ability to generate future earnings, management considered fiscal 1993 as a base year and adjusted for one-time items, which indicated ongoing earnings potential, assuming no growth, more than sufficient to fully utilize the Company's net deferred tax asset over the life of the asset.

. The Company has several opportunities to accelerate taxable income into the NOL carryforward period. Tax planning strategies would include the capitalization and amortization versus immediate deduction of circulation expenditures, the immediate inclusion versus deferred recognition of prepaid subscription income, the revision of depreciation and amortization methods for tax purposes and the sale-leaseback of certain property that would generate taxable income in future years.

  Other

     In January 1993, the Company received a General Notice from the United States Environmental Protection Agency (the "EPA") as a "potentially responsible party" ("PRP") in connection with a site identified as the Southern Lakes Trap & Skeet Club, apparently located at the Resort-Hotel in Lake Geneva, Wisconsin (the "Resort"), formerly owned by a subsidiary of the Company. The Resort was sold by the Company's subsidiary to LG Americana-GKP Joint Venture in 1982. Two other entities were also identified as PRPs in the notice. The notice relates to actions that may be ordered taken by the EPA to sample for and remove contamination in soils and sediments, purportedly caused by skeet shooting activities at the Resort property. During fiscal 1994, the EPA advised the Company of its position that the area of land requiring remediation is approximately twice the size of the initial site. The Company believes that it has established adequate reserves, which totaled $0.8 at December 31, 1994, to cover the eventual cost of its anticipated share (based on an agreement with one of the other PRPs) of any remediation that may be agreed upon. The Company is also reviewing available defenses, insurance coverage and claims it may have against third parties.

     The Company has adopted the provisions of Statement of Position 93-7, Reporting on Advertising Costs ("SOP 93-7"), effective July 1, 1994. In December 1994, a Practice Bulletin was issued which clarified the provisions of SOP 93-7. The Company is currently determining the impact on its financial condition and results of operations of adopting the provisions of SOP 93-7 based on information set forth in the Practice Bulletin.

                           PART II. OTHER INFORMATION
Item 6(a) Exhibits

                   PLAYBOY ENTERPRISES, INC. AND SUBSIDIARIES
             EXHIBIT 11 - COMPUTATION OF EARNINGS PER COMMON SHARE
                    (In thousands, except per share amounts)




                                                              Quarters Ended            Six Months Ended
                                                               December 31,               December 31,
                                                           -------------------        -------------------
                                                            1994         1993          1994         1993
                                                           ------       ------        ------       ------
Primary:
- - - --------
 Earnings:
  Income (loss) before cumulative effect
   of change in accounting principle                        $ 1,001      $(1,770)     $  (227)     $(9,193)
  Cumulative effect of change in accounting principle             -            -            -        7,500
                                                            --------     --------     --------     -------
  Net income (loss)                                         $ 1,001      $(1,770)     $  (227)     $(1,693)
                                                            =======      =======      =======      =======


 Shares:
  Weighted average number of common
   shares outstanding                                        19,986       19,913       19,979       19,903
  Assuming exercise of options reduced
   by the number of shares which could have
    been purchased with the proceeds from
     exercise of such options                                   245          392          208          338
                                                            -------      -------      -------      -------
  Weighted average number of common shares
   outstanding as adjusted                                   20,231       20,305       20,187       20,241
                                                            =======      =======      =======      =======



 Primary earnings per common share:
  Income (loss) before cumulative effect
   of change in accounting principle                        $  0.05      $ (0.09)     $ (0.01)     $ (0.45)
  Cumulative effect of change in accounting principle             -            -            -         0.37
                                                            --------     --------     --------     -------
  Net income (loss)                                         $  0.05(1)   $ (0.09)(2)  $ (0.01)(2)  $ (0.08)(2)
                                                            =======      =======      =======      =======

                   PLAYBOY ENTERPRISES, INC. AND SUBSIDIARIES
       EXHIBIT 11 - COMPUTATION OF EARNINGS PER COMMON SHARE (Continued)
                    (In thousands, except per share amounts)




                                                           Quarters Ended           Six Months Ended
                                                             December 31,              December 31,
                                                          -------------------      -------------------
                                                           1994         1993         1994       1993
                                                          ------       ------       ------     ------
Fully Diluted:
- - - --------------
 Earnings:
  Income (loss) before cumulative effect
   of change in accounting principle                        $ 1,001      $(1,770)     $  (227)     $(9,193)
  Cumulative effect of change in accounting principle             -            -            -        7,500
                                                            -------      -------      -------      -------
  Net income (loss)                                         $ 1,001      $(1,770)     $  (227)     $(1,693)
                                                            =======      ========      =======     =======


 Shares:
  Weighted average number of common
   shares outstanding                                        19,986       19,913       19,979       19,903
  Assuming exercise of options reduced
   by the number of shares which could have
    been purchased with the proceeds from
     exercise of such options                                   377          567          307          427
                                                            -------      -------      -------      -------
  Weighted average number of common shares
   outstanding as adjusted                                   20,363       20,480       20,286       20,330
                                                            =======      =======      =======      =======



 Earnings per common share assuming full dilution:
  Income (loss) before cumulative effect
   of change in accounting principle                        $  0.05      $ (0.09)     $ (0.01)     $ (0.45)
  Cumulative effect of change in accounting principle             -            -            -         0.37
                                                            -------      -------      -------      -------
  Net income (loss)                                         $  0.05(1)   $ (0.09)(2)  $ (0.01)(2)  $ (0.08)(2)
                                                            =======      =======      =======      =======





(1) This calculation is submitted in accordance with Regulation S-K item 601(b)(11) although not required by footnote 2 to paragraph 14 of APB Opinion No. 15 because it results in dilution of less than 3%.

(2) This calculation is submitted in accordance with Regulation S-K item 601(b)(11) although it is contrary to paragraph 40 of APB Opinion No. 15 because it produces an anti-dilutive result.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





                                                       PLAYBOY ENTERPRISES, INC.
                                                             (Registrant)



Date   February 10, 1995                     By   s/David I. Chemerow
                                                  David I. Chemerow
                                                  Executive Vice President,
                                                  Finance and Operations and
                                                  Chief Financial Officer