Form 10-Q
period 1995-03-31
PLAYBOY ENTERPRISES INC
filed 1995-05-11
CIK 79114

               UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D.C. 20549

                                  FORM 10-Q



(Mark One)

x QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 1995

                                       OR

      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to
                               --------------------    --------------------

COMMISSION FILE NUMBER 1-6813



                           PLAYBOY ENTERPRISES, INC.
             (Exact name of registrant as specified in its charter)




                 DELAWARE                              36-2258830
     (State or other jurisdiction of                (I.R.S. Employer
     incorporation or organization)               Identification Number)

  680 NORTH LAKE SHORE DRIVE, CHICAGO, IL                  60611
  (Address of principal executive offices)               (Zip Code)


                                (312) 751-8000
             (Registrant's telephone number, including area code)


  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.           YES  X      NO
                                                        ---        ---

  As of April 30, 1995, there were 4,713,954 shares of Class A Common Stock, par value $.01 per share and 15,275,674 shares of Class B Common Stock, par value $.01 per share, outstanding.

                   PLAYBOY ENTERPRISES, INC. AND SUBSIDIARIES
                               INDEX TO FORM 10-Q

                                  ____________

                                                                                     Page Number
                                                                                     -----------
Part I.          Financial Information

                 Condensed Consolidated Statements of Operations
                 for the Quarters Ended March 31, 1995 and 1994                              3

                 Condensed Consolidated Statements of Operations
                 for the Nine Months Ended March 31, 1995 and 1994                           4

                 Condensed Consolidated Balance Sheets
                 at March 31, 1995 and June 30, 1994                                         5

                 Condensed Consolidated Statements of Cash Flows
                 for the Nine Months Ended March 31, 1995 and 1994                           6

                 Notes to Condensed Consolidated Financial
                 Statements                                                                7-9

                 Management's Discussion and Analysis of
                 Financial Condition and Results of Operations                           10-17


Part II.         Other Information                                                       18-19

                   PLAYBOY ENTERPRISES, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                  for the Quarters Ended March 31 (Unaudited)
                    (In thousands, except per share amounts)


                                                                          1995                      1994
                                                                        --------                  --------
Net revenues                                                            $ 58,025                  $ 51,800
                                                                        --------                  --------
Costs and expenses:
   Cost of sales                                                         (51,019)                  (48,795)
   Selling and administrative expenses                                    (6,770)                   (7,955)
   Restructuring expenses                                                      -                      (425)
   Unusual items                                                               -                    (1,754)
                                                                        --------                  --------
      Total costs and expenses                                           (57,789)                  (58,929)
                                                                        --------                  --------

         Operating income (loss)                                             236                    (7,129)
                                                                        --------                  --------
Nonoperating income (expense):
   Investment income                                                          62                         6
   Interest expense                                                         (221)                     (183)
   Other, net                                                                (95)                     (213)
                                                                        --------                  --------
      Total nonoperating expense                                            (254)                     (390)
                                                                        --------                  --------
         Loss from continuing operations
            before income taxes                                              (18)                   (7,519)

Income tax expense                                                          (329)                     (246)
                                                                        --------                  --------

         Loss from continuing operations                                    (347)                   (7,765)

Loss on disposal of discontinued operations                                    -                      (620)
                                                                        --------                  --------

         Net loss                                                       $   (347)                 $ (8,385)
                                                                        ========                  ========

Weighted average number of common shares outstanding                      19,989                    19,951
                                                                        ========                  ========


Loss per common share:
   From continuing operations                                           $   (.02)                 $   (.39)
   From discontinued operations                                                -                      (.03)
                                                                        --------                  --------
      Net loss                                                          $   (.02)                 $   (.42)
                                                                        ========                  ========





The accompanying notes are an integral part of these consolidated financial statements.

                   PLAYBOY ENTERPRISES, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                 for the Nine Months Ended March 31 (Unaudited)
                    (In thousands, except per share amounts)

                                                                          1995                      1994
                                                                        --------                  --------
Net revenues                                                            $179,906                  $159,022
                                                                        --------                  --------
Costs and expenses:
   Cost of sales                                                        (157,989)                 (145,671)
   Selling and administrative expenses                                   (21,254)                  (24,177)
   Restructuring expenses                                                      -                    (2,875)
   Unusual items                                                               -                    (1,754)
                                                                        --------                  --------
      Total costs and expenses                                          (179,243)                 (174,477)
                                                                        --------                  --------

         Operating income (loss)                                             663                   (15,455)
                                                                        --------                  --------

Nonoperating income (expense):
   Investment income (expense), net                                           93                      (130)
   Interest expense                                                         (564)                     (481)
   Other, net                                                                (56)                     (155)
                                                                        --------                  --------
      Total nonoperating expense                                            (527)                     (766)
                                                                        --------                  --------

         Income (loss) from continuing operations before
           income taxes and cumulative effect of change
             in accounting principle                                         136                   (16,221)

Income tax expense                                                          (710)                     (737)
                                                                        --------                  --------

         Loss from continuing operations before
           cumulative effect of change in accounting principle              (574)                  (16,958)

Loss on disposal of discontinued operations                                    -                      (620)
                                                                        --------                  --------

         Loss before cumulative effect of change
           in accounting principle                                          (574)                  (17,578)

Cumulative effect of change in accounting principle                            -                     7,500
                                                                        --------                  --------

         Net loss                                                       $   (574)                 $(10,078)
                                                                        ========                  ========

Weighted average number of common shares outstanding                      19,982                    19,919
                                                                        ========                  ========
Income (loss) per common share:
   Loss before cumulative effect of change
      in accounting principle:
         From continuing operations                                     $   (.03)                 $   (.86)
         From discontinued operations                                          -                      (.03)
                                                                        --------                  --------
           Total                                                            (.03)                     (.89)
   Cumulative effect of change in accounting principle                         -                       .38
                                                                        --------                  --------
   Net loss                                                             $   (.03)                 $   (.51)
                                                                        ========                  ========



The accompanying notes are an integral part of these consolidated financial statements.

                   PLAYBOY ENTERPRISES, INC. AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                       (In thousands, except share data)




                                                                        (Unaudited)
                                                                         March 31,                  June 30,
                                                                           1995                       1994
                                                                        ---------                  ---------
Assets
- - ------
  Cash and cash equivalents                                             $  1,312                  $  1,258
  Receivables, net of allowances for doubtful accounts of
   $4,738 and $3,155, respectively                                        19,952                    20,590
  Inventories                                                             20,631                    19,268
  Programming costs                                                       28,999                    27,658
  Deferred subscription acquisition costs                                 11,340                    10,086
  Other current assets                                                    12,089                     8,808
                                                                        --------                  --------
    Total current assets                                                  94,323                    87,668
                                                                        --------                  --------

  Property and equipment, at cost                                         36,484                    36,521
  Accumulated depreciation                                               (22,478)                  (20,867)
                                                                        --------                  --------
    Property and equipment, net                                           14,006                    15,654
                                                                        --------                  --------

  Programming costs - noncurrent                                           5,800                     4,108
  Trademarks                                                              10,828                    10,106
  Net deferred tax assets                                                  7,276                     7,153
  Other noncurrent assets                                                  6,820                     7,232
                                                                        --------                  --------

  Total assets                                                          $139,053                  $131,921
                                                                        ========                  ========
Liabilities
- - -----------
  Short-term borrowings                                                 $  7,700                  $  6,000
  Current financing obligations                                              332                     1,827
  Accounts payable                                                        17,160                    13,680
  Accrued salaries, wages and employee benefits                            2,512                     3,811
  Reserves for losses on disposals of discontinued operations                788                       890
  Income taxes payable                                                       751                       780
  Deferred revenues                                                       46,974                    41,734
  Other liabilities and accrued expenses                                   8,432                     8,040
                                                                        --------                  --------
    Total current liabilities                                             84,649                    76,762

  Long-term financing obligations                                            683                     1,020
  Other noncurrent liabilities                                             7,836                     7,828
                                                                        --------                  --------
    Total liabilities                                                     93,168                    85,610
                                                                        --------                  --------
Shareholders' Equity
- - --------------------
  Common stock, $.01 par value
   Class A - 7,500,000 shares authorized; 5,042,381 issued                    50                        50
   Class B - 30,000,000 shares authorized; 16,477,143 issued                 165                       165
  Capital in excess of par value                                          36,397                    36,381
  Retained earnings                                                       17,343                    17,917
  Less cost of treasury stock                                             (8,070)                   (8,202)
                                                                        --------                  --------
    Total shareholders' equity                                            45,885                    46,311
                                                                        --------                  --------

  Total liabilities and shareholders' equity                            $139,053                  $131,921
                                                                        ========                  ========


The accompanying notes are an integral part of these consolidated financial statements.

                   PLAYBOY ENTERPRISES, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                 for the Nine Months Ended March 31 (Unaudited)
                                 (In thousands)



                                                                                 1995               1994
                                                                               -------             -------
Cash Flows From Operating Activities
- - ------------------------------------
Net loss                                                                       $   (574)          $(10,078)
Adjustments to reconcile net loss to net cash
 provided by (used for) operating activities:
   Depreciation of property and equipment                                         1,900              2,101
   Amortization of intangible assets                                              1,298              1,148
   Amortization of investments in entertainment programming                      13,674             12,725
   Investments in entertainment programming                                     (16,707)           (13,686)
   Cumulative effect of change in accounting principle                                -             (7,500)
   Net change in operating assets and liabilities                                   744              4,243
   Net cash provided by (used for) discontinued operations                         (102)               543
   Increase in reserve for loss on disposal of discontinued operations                -                620
   Other, net                                                                        38                 25
                                                                                -------            -------
      Net cash provided by (used for) operating activities                          271             (9,859)
                                                                                -------            -------

Cash Flows From Investing Activities
- - ------------------------------------
Additions to property and equipment                                                (281)              (646)
Acquisition of Critics' Choice Video, Inc. minority interest                          -             (1,510)
Net decrease in short-term investments                                                -                 50
Other, net                                                                           16                  4
                                                                                -------            --------
      Net cash used for investing activities                                       (265)            (2,102)
                                                                                -------            -------

Cash Flows From Financing Activities
- - ------------------------------------
Increase in short-term borrowings                                                 1,700             11,000
Repayment of debt                                                                (1,850)              (350)
Proceeds from exercise of stock options                                             198                350
                                                                                -------            -------
      Net cash provided by financing activities                                      48             11,000
                                                                                -------            -------

Net increase (decrease) in cash and cash equivalents                                 54               (961)

Cash and cash equivalents at beginning of period                                  1,258              1,903
                                                                                -------            -------

Cash and cash equivalents at end of period                                      $ 1,312            $   942
                                                                                =======            =======





The accompanying notes are an integral part of these consolidated financial statements.

                  PLAYBOY ENTERPRISES, INC. AND SUBSIDIARIES
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
        for the Quarters and Nine Months Ended March 31, 1995 and 1994

(A)  BASIS OF PREPARATION

     The financial information included herein is unaudited, but in the opinion of management, reflects all adjustments (which include only normal recurring adjustments, except for the restructuring expenses and unusual items described below) necessary for a fair presentation of the results for the interim periods. The interim results of operations and cash flows are not necessarily indicative of such results and cash flows for the entire year. These financial statements should be read in conjunction with the financial statements and notes thereto contained in the Annual Report on Form 10-K for the fiscal year ended June 30, 1994 of Playboy Enterprises, Inc. and Subsidiaries (the "Company").

(B)  RESTRUCTURING EXPENSES

     A $2.5 million charge was recorded in the quarter ended September 30, 1993 related to a reduction in the Company's work force of approximately 10%. This charge primarily related to employee termination payments associated with approximately 60 positions that were eliminated through a combination of early retirement, attrition and layoffs. An additional $0.4 million charge, primarily related to employee termination payments, was recorded in the quarter ended March 31, 1994 due to further reductions in overhead costs. Employee termination payments of $0.1 million and $0.5 million, respectively, were made in the quarter and nine months ended March 31, 1995 related to restructurings in the prior year.

(C)  UNUSUAL ITEMS

     The $1.8 million charge for unusual items in the quarter and nine months ended March 31, 1994 consisted of a $1.2 million market value adjustment for a documentary film, Hugh Hefner: Once Upon a Time, a $0.4 million write-off of photo inventory that would not be published in Playboy magazine and a $0.2 million real estate tax obligation related to the Company's former office space in Los Angeles, California.

(D)  INVESTMENT INCOME (EXPENSE), NET

     The Company realized a net loss of $150,000 in the nine months ended March 31, 1994 related to the maturity of offsetting options on interest rate swap agreements entered into late in fiscal 1993.

(E)  INCOME TAXES

     The adoption of Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes, in fiscal 1994 resulted in the recognition of $7.5 million, or $0.38 per share, of deferred federal tax benefits. This amount is included in the net loss for the nine months ended March 31, 1994 as "Cumulative effect of change in accounting principle." The Company's net deferred tax asset at March 31, 1995 remained at $7.5 million. As reported in the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 1994, the significant components of the net deferred tax asset include net operating loss, capital loss and tax credit carryforwards. Of the $7.5 million net deferred tax asset included in the Condensed Consolidated Balance Sheet at March 31, 1995 and June 30, 1994, $0.2 million and $0.3 million, respectively, are included in "Other current assets" with the remainder segregated as "Net deferred tax assets".

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

(F)  INVENTORIES

     Inventories, which are stated at the lower of cost (average cost, specific cost and first-in, first-out) or market, consisted of the following (in thousands):

                                                          March 31,      June 30,
                                                             1995          1994
                                                          ---------     ---------

           Paper                                         $   5,775     $    4,471
           Editorial and other prepublication costs          5,875          7,252
           Merchandise finished goods                        8,981          7,545
                                                         ---------      ---------

            Total inventories                            $  20,631      $  19,268
                                                         =========      =========

(G)  PROGRAMMING COSTS

     Effective with the fourth quarter of fiscal 1994, the Company revised its amortization method for licensed film costs as a result of its decision to offer Playboy Television on a 24-hour basis, which resulted in a change in the scheduling of licensed films. Licensed films will be aired throughout the term of the license period, and related costs will be amortized over such period, generally three years. This change in accounting estimate resulted in a decrease in programming expense (and a decrease in the Company's net loss) of $0.2 million, or $0.01 per share, and $0.7 million, or $0.04 per share, for the quarter and nine months ended March 31, 1995, respectively. There was no related net income tax effect as the additional income tax expense resulting from the lower programming expense was offset by a corresponding change in the valuation allowance related to the deferred tax asset established with the adoption of Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes.

(H)  TREASURY STOCK

     Treasury stock consisted of 328,427 Class A common shares and 1,201,583 Class B common shares at March 31, 1995. At June 30, 1994, treasury stock consisted of 332,927 Class A common shares and 1,222,254 Class B common shares.

(I)  CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

     During the nine months ended March 31, 1994, the Company had noncash investing and financing activities related to its July 1988 purchase of an 80% interest in Critics' Choice Video, Inc. Effective July 1, 1993, the Company acquired the remaining 20% interest in Critics' Choice Video, Inc. for $3.0 million, which consisted of $1.5 million in cash and one-year promissory notes totaling $1.5 million, which were paid July 1, 1994.

(J)  REVOLVING LINE OF CREDIT

     In March 1995, the Company and its banks extended the maturity of the existing $30.0 million revolving line of credit to September 30, 1997.
     The revolving line of credit is collateralized by substantially all of the Company's assets and will decrease to $19.5 million at December 31, 1995. The credit agreement requires the Company to maintain two financial covenants pertaining to net worth and leverage.

(K)  ADVERTISING COSTS

     Effective July 1, 1994, the Company adopted the provisions of Statement of Position 93-7, Reporting on Advertising Costs, which is applicable to annual financial statements. Management believes that the adoption of these provisions will not have a material impact on the Company's results of operations or financial condition.

(L)  STOCK INCENTIVE PLAN

     In February 1995, the Board of Directors of the Company adopted the 1995 Stock Incentive Plan ("the Plan"), which is subject to stockholder approval. The Plan, which consists of two agreements, authorizes the issuance of 1,176,750 shares of the Company's Class B common stock. The Incentive Stock Option Agreement authorizes the grant of options to key employees to purchase shares of Class B common stock at a price that is equal to the fair market value at the date of grant. As of March 31, 1995, options to purchase 452,500 Class B common shares had been granted under the Plan at a price of $9.13 per share. Such options were granted for a term of ten years and are exercisable beginning in February 1996 in cumulative annual installments of 25 percent each year. The Restricted Stock Agreement provides for the issuance of Class B common stock to key employees subject to certain restrictions. Under the terms of the agreement, restricted stock awards in the amount of 516,250 Class B common shares were granted during the quarter ended March 31, 1995. Such awards can be accelerated if at the end of specified periods certain predefined performance objectives covering a predefined performance period are met. However, all restrictions will lapse automatically and any remaining unvested stock will be issued on June 30, 2005. For the fourth quarter and fiscal year ended June 30, 1995, the Company expects $0.2 million of compensation expense to be recorded related to the Plan.


(M)  CONTINGENCIES

     In January 1993, the Company received a General Notice from the United States Environmental Protection Agency (the "EPA") as a "potentially responsible party" ("PRP") in connection with a site identified as the Southern Lakes Trap & Skeet Club, apparently located at the Resort-Hotel in Lake Geneva, Wisconsin (the "Resort"), formerly owned by a subsidiary of the Company. The Resort was sold by the Company's subsidiary to LG Americana-GKP Joint Venture in 1982. Two other entities were also identified as PRPs in the notice. The notice relates to actions that may be ordered taken by the EPA to sample for and remove contamination in soils and sediments, purportedly caused by skeet shooting activities at the Resort property. During fiscal 1994, the EPA advised the Company of its position that the area of land requiring remediation is approximately twice the size of the initial site, which resulted in an increase in the Company's reserve for this matter. As a result, a $0.6 million loss on disposal of discontinued operations was recorded in the quarter and nine months ended March 31, 1994. The Company believes that it has established adequate reserves, which totaled $0.8 million at March 31, 1995, to cover the eventual cost of its anticipated share (based on an agreement with one of the other PRPs) of any remediation that may be agreed upon. The Company is also reviewing available defenses, insurance coverage and claims it may have against third parties.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
               (IN MILLIONS OF DOLLARS, EXCEPT PER SHARE AMOUNTS)

RESULTS OF OPERATIONS

     The Company's revenues increased 12% to $58.0 for the quarter ended March 31, 1995 compared to $51.8 for the prior year quarter. Revenues were $179.9 for the nine months ended March 31, 1995, a 13% increase over revenues of $159.0 for the nine months ended March 31, 1994. These increases were primarily due to higher revenues from the catalog, pay television, Playboy-related and domestic home video businesses.

     The Company reported operating income of $0.2 for the quarter ended March 31, 1995 compared to an operating loss of $7.1 in the prior year quarter. This increase was largely due to $4.7 of charges in the prior year quarter as described in the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 1994 related to unusual items, the establishment of various reserves, a reduction in carrying value of inventories and restructuring. Also contributing to the favorable quarter-to-quarter comparison were significant improvements in the operating performances of the Publishing and Entertainment Groups.

     For the nine months ended March 31, 1995, the Company reported operating income of $0.7 compared to an operating loss of $15.5 in the prior year. This increase was largely due to significant improvements in the operating performances of the Publishing and Entertainment Groups. In addition, the favorable year-to-year comparison was impacted by a $2.9 restructuring charge and the previously discussed charges for unusual items, establishment of various reserves and reduction in carrying value of inventories in the prior year. The $2.9 restructuring charge primarily related to employee termination payments as a result of a reduction in the Company's work force of approximately 10%.

     The net loss for the quarter ended March 31, 1995 was $0.3, or $0.02 per share, compared to a net loss of $8.4, or $0.42 per share, for the prior year quarter. For the nine months ended March 31, 1995, the net loss was $0.6, or $0.03 per share, compared to a net loss of $10.1, or $0.51 per share, for the prior year period. A $0.6 loss on disposal of discontinued operations in the prior year quarter and nine-month period resulted from increasing the reserve related to the environmental cleanup of a site in Lake Geneva, Wisconsin formerly owned by a subsidiary of the Company. The net loss for the nine months ended March 31, 1994 also included a one-time tax benefit of $7.5 that resulted from the adoption of Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes, which required a change in the method of accounting for income taxes.

     The Company's operating income of $0.2 and net loss of $0.3, or $0.02 per share, for the quarter ended March 31, 1995 compared to an operating loss of $4.9 and a net loss of $6.2, or $0.31 per share, for the quarter ended March 31, 1994, excluding the impact of a $0.4 restructuring charge and a $1.8 charge related to unusual items. The Company's operating income of $0.7 and net loss of $0.6, or $0.03 per share, for the nine months ended March 31, 1995 compared to an operating loss of $10.8 and a net loss of $12.9, or $0.65 per share, for the nine months ended March 31, 1994, excluding the impact of the $2.9 restructuring charge, the $1.8 charge related to unusual items and the $7.5 one-time tax benefit.

     Several of the Company's businesses can experience variations in quarterly performance. For example, Playboy magazine newsstand revenues vary from issue to issue, with revenues generally higher for holiday issues and any issues including editorial or pictorial features that generate unusual public interest. Advertising revenues also vary from quarter to quarter, depending on product introductions by advertising customers, changes in advertising buying patterns and economic conditions. In addition, Entertainment Group revenues vary with the timing of sales to international customers, including the timing of multiyear agreements to both program and supply programming for exclusive Playboy- branded time slots on overseas pay television services. As a result, the Company's performance in any quarterly period is not necessarily reflective of full-year or longer-term trends.

PUBLISHING GROUP

     The revenues and operating income of the Publishing Group were as follows for the periods indicated below:

                                                  REVENUES                          OPERATING INCOME
                                  -------------------------------------    ------------------------------------
                                        QUARTERS          NINE MONTHS           QUARTERS          NINE MONTHS
                                          ENDED               ENDED              ENDED                ENDED
                                       MARCH 31,            MARCH 31,           MARCH 31,           MARCH 31,
                                  ----------------    -----------------    ----------------    ----------------
                                   1995     1994       1995     1994        1995     1994       1995    1994
                                  -----    -----      -----    -----       -----    -----      -----   -----
     Playboy Magazine . . . . .   $ 23.7   $ 24.0     $ 77.9   $ 76.6      $  1.2   $ (0.7)    $  5.5  $  1.2
     Playboy-Related Businesses      5.6      4.7       17.4     15.0         2.1      1.2        6.1     4.1
                                  ------   ------     ------   ------      ------   ------     ------  ------
        Subtotal  . . . . . . .     29.3     28.7       95.3     91.6         3.3      0.5       11.6     5.3
     Catalogs . . . . . . . . .     15.9     12.4       46.5     35.3         1.5      1.3        4.9     3.3
     Administrative Expenses
       and Other  . . . . . . .        -        -          -        -        (0.8)    (1.2)      (3.0)   (4.1)
                                  ------   ------     ------   ------      ------   ------     ------  ------
          Total . . . . . . . .   $ 45.2   $ 41.1     $141.8   $126.9      $  4.0   $  0.6     $ 13.5  $  4.5
                                  ======   ======     ======   ======      ======   ======     ======  ======


  Playboy Magazine

     Playboy magazine circulation revenues decreased 2%, or $0.3, for the quarter ended March 31, 1995 compared to the prior year quarter. The decrease was primarily due to 19% fewer U.S. and Canadian newsstand copies sold in the current year quarter, partially offset by 5% higher subscription revenues in the current year quarter. For the nine months ended March 31, 1995, circulation revenues increased 4%, or $2.3, compared to the prior year principally due to 5% higher subscription revenues in the current year, and favorable newsstand sales adjustments related to prior issues in the current year compared to unfavorable adjustments related to prior issues in the prior year. Advertising revenues were stable for the quarter ended March 31, 1995 compared to the prior year quarter as higher average net revenue per page, primarily due to a 5% rate increase effective with the January 1995 issue, offset 4% fewer advertising pages in the current year quarter. For the nine months ended March 31, 1995, advertising revenues decreased 4%, or $1.0, compared to the prior year primarily due to 2% more advertising pages in the prior year, which included the January 1994 40th anniversary issue that contained a higher than normal number of advertising pages. Additionally, average net revenue per page declined despite the 5% rate increase principally as a result of higher frequency and special discounts in the current year and a change in the mix of advertising pages sold. Advertising sales for the fourth quarter fiscal 1995 issues of the magazine are closed, and the Company expects to report 8% more advertising pages for the quarter compared to the prior year quarter, resulting in advertising pages being flat for fiscal 1995 compared to fiscal 1994.

     For the quarter ended March 31, 1995, the operating performance of Playboy magazine increased $1.9 compared to the prior year quarter primarily due to a decrease in direct costs and operating expenses, which more than offset the previously discussed $0.3 decrease in revenues. Direct costs and operating expenses for the quarter ended March 31, 1995 decreased 12% principally due to charges in the prior year totaling $1.4 related to a reduction in carrying value of editorial inventory, the establishment of reserves and the write-off of photo inventory that would not be published in Playboy magazine, combined with lower advertising promotion expenses in the current year quarter, partially offset by an increase in subscription acquisition amortization expense. For the nine months ended March 31, 1995, operating income increased $4.3 due to the previously discussed $1.3 net increase in revenues, combined with decreases in manufacturing costs and direct costs and operating expenses. Manufacturing costs for the nine months ended March 31, 1995 decreased 9% compared to the prior year principally due to the increased size of the January 1994 40th anniversary issue of the magazine in the prior year, combined with lower paper prices, which began benefiting the Company in the fourth quarter of fiscal 1994 and were in effect for the first half of fiscal 1995. However, average paper prices increased 13% in the third quarter of fiscal 1995 over the second quarter of fiscal 1995, and another quarter-to-quarter increase of approximately $0.4, or 10%, is expected in the fourth quarter. For the quarter and nine months ended March 31, 1995, average paper prices were 2% higher and 4% lower, respectively, than the prior year. Direct costs and operating expenses decreased 2% for the nine months ended March 31, 1995 compared to the prior year primarily due to the previously mentioned prior year charges totaling $1.4, $0.7 of costs related to restructuring in the prior year, lower advertising promotion and department expenses in the current year and expenses in the prior year associated with the 40th anniversary issue, partially offset by an increase in subscription acquisition amortization expense and editorial costs associated with celebrity pictorials in the current year. Direct costs and operating expenses will be impacted approximately $0.3 in the fourth quarter of fiscal 1995 due to the 14% postal rate increase which was effective January 1, 1995.

  Playboy-Related Businesses

     For the quarter and nine months ended March 31, 1995, operating income from the Company's Playboy-related businesses increased $0.9 and $2.0, respectively, on $0.9 and $2.4 increases, respectively, in revenues. These increases were primarily due to higher revenues from the sale of newsstand specials as a result of the publication of an additional newsstand special in both the current year quarter and nine-month period, combined with higher royalties from foreign editions of Playboy magazine. Additionally, benefiting the comparison for the nine-month period were higher revenues from ancillary businesses.

  Catalogs

     For the quarter and nine months ended March 31, 1995, revenues of the catalog business increased 28% and 32%, respectively, compared to the prior year. These increases were due to higher sales volume from all of the catalogs, encompassing the Critics' Choice Video, Collectors' Choice Music, which was first mailed to prospective customers in October 1993, and Playboy catalogs. For the quarter and nine months ended March 31, 1995, operating income increased 13% and 50%, respectively, compared to the prior year primarily due to higher operating income from the Critics' Choice Video and Collectors' Choice Music catalogs. The higher operating income from the Critics' Choice Video catalog was primarily the result of an improved operating margin in the current year, partially attributable to a licensing agreement entered into in February 1994 that allows the Company to purchase inventory at a lower cost, despite higher expenses due to increased mailings to prospective customers and paper price and postal rate increases. Since the launch of the Collectors' Choice Music catalog in October 1993, it has continued to generate meaningful profits despite higher expenses related to significantly expanding circulation and paper price and postal rate increases. Catalog direct costs will be impacted approximately $0.2 in the fourth quarter of fiscal 1995 due to the previously discussed paper price and postal rate increases.

  Administrative Expenses and Other

     The Publishing Group's administrative expenses and other costs decreased 35% and 28%, respectively, for the quarter and nine months ended March 31, 1995 compared to the prior year primarily due to lower salary expense due in part to an unfilled executive position and lower employee medical benefit expenses in the current year, partially offset by the receipt of a management fee from duPont Publishing, Inc. in the prior year.

ENTERTAINMENT GROUP

     The revenues and operating loss of the Entertainment Group were as follows for the periods indicated below:

                                                                             QUARTERS           NINE MONTHS
                                                                               ENDED               ENDED
                                                                             MARCH 31,           MARCH 31,
                                                                          ---------------     ---------------
                                                                          1995       1994     1995      1994
                                                                          ----       ----     ----      ----
     REVENUES
     Domestic Pay Television:
      Pay-Per-View  . . . . . . . . . . . . . . . . . . . . . . . . . . . $ 3.1      $ 2.3    $ 8.7     $ 6.6
      Monthly Subscription  . . . . . . . . . . . . . . . . . . . . . . .   1.7        1.8      5.2       5.7
      Satellite Direct-to-Home and Other  . . . . . . . . . . . . . . . .   2.6        1.7      6.9       4.6
                                                                          -----      -----    -----     -----
        Total Domestic Pay Television . . . . . . . . . . . . . . . . . .   7.4        5.8     20.8      16.9

     Domestic Home Video  . . . . . . . . . . . . . . . . . . . . . . . .   2.3        1.4      6.5       4.9
     International Television and Home Video  . . . . . . . . . . . . . .   1.2        1.4      5.2       5.0
     Other  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   0.2        0.3      0.5       0.1
                                                                          -----      -----    -----     -----
        Total Revenues  . . . . . . . . . . . . . . . . . . . . . . . . . $11.1      $ 8.9    $33.0     $26.9
                                                                          =====      =====    =====     =====

     OPERATING LOSS
     Profit Contribution Before Programming Expense . . . . . . . . . . . $ 3.4      $ 0.8    $10.5     $ 3.9
     Programming Expense  . . . . . . . . . . . . . . . . . . . . . . . .  (4.5)      (3.9)   (13.4)    (11.6)
                                                                          -----      -----    -----     -----
        Total Operating Loss  . . . . . . . . . . . . . . . . . . . . . . $(1.1)     $(3.1)   $(2.9)    $(7.7)
                                                                          =====      =====    =====     =====

     The following discussion focuses on the profit contribution of each business before programming expense ("profit contribution"). Profit contribution increased $2.6 and $6.6, respectively, for the quarter and nine months ended March 31, 1995, compared to the prior year.

  Domestic Pay Television

     For the quarter and nine months ended March 31, 1995, pay-per-view revenues for the domestic pay television service, Playboy Television, were 32% and 31% higher, respectively, compared to the prior year, primarily attributable to higher buy rates and an increase in the number of addressable homes to which Playboy Television was available. Also favorably impacting the nine-month comparison was higher average revenue per buy in the current year. At March 31, 1995, Playboy Television was available to 10.4 million addressable homes, a 12% increase compared to March 31, 1994. The number of addressable homes to which Playboy Television was available at March 31, 1995 was flat compared to December 31, 1994. Management believes that beginning in the fourth quarter of fiscal 1993, growth of the Company's domestic pay television business slowed due to the effects of cable reregulation by the Federal Communications Commission ("FCC"), which has resulted in a slowdown in the industry's rollout of addressability. Additionally, competition for channel space has also contributed to the slower growth as cable operators have utilized available channel space for new cable networks in connection with mandated retransmission consent agreements and for other new services, including adult movie pay television services. Management believes that growth will continue to be affected in the near term as the cable television industry responds to the FCC's initial rules and to subsequent modifications, including the recently announced "going-forward rules". Over the coming months, management expects to continue to be impacted by the slower growth of addressable homes related to these "going-forward rules," as a result of cable operators being provided with incentives to add basic services. Nevertheless, management believes that ultimately reregulation should benefit pay-per-view services as cable operators seek unregulated sources of revenue, such as pay-per-view. Monthly subscription revenues declined 2% and 8%, respectively, for the quarter and nine months ended March 31, 1995, compared to the prior year as a result of a decline in the average number of subscribing households. The number of monthly subscribers at March 31, 1995 was relatively flat compared to June 30, 1994. Satellite direct-to-home and other revenues were 54% and 49% higher for the quarter and nine months ended March 31, 1995, respectively, compared to the prior year. The increases were primarily due to

55% increases in revenues for both the quarter and nine-month period from sales of Playboy Television to home satellite dish viewers, due to growth in selling directly to the backyard satellite dish market and distribution by commercial retailers of satellite programming, increased emphasis on consumer marketing, and new revenues from the launch of Playboy Television on DIRECTV, the first commercial digital broadcast satellite service.

     Profit contribution for domestic pay television increased $1.5 and $2.1, respectively, for the quarter and nine months ended March 31, 1995 as the net increases in revenues offset higher expenses in the current year related to selling directly to the backyard satellite dish market and the absence of sublease income from the Company's satellite transponder in the current year. As a result of the Company's move in May 1994 to 24-hour availability for Playboy Television, it no longer receives monthly sublease income of approximately $0.1, the loss of which was completely offset for the first time during the second quarter of fiscal year 1995. At March 31, 1995, Playboy Television was available in 2.6 million homes on a 24-hour basis.

  Domestic Home Video

     Domestic home video revenues increased $0.9 for the quarter ended March 31, 1995 compared to the prior year primarily due to revenues in the current year quarter related to two new product lines, The Eros Collection, a low-cost Playboy-produced line of movies, and royalties related to sales in the direct response continuity-series marketplace for Playboy's core titles. For the nine-month period, revenues increased $1.6 compared to the prior year primarily due to the revenues from the new product lines and higher sales of catalog titles in the current year, combined with adjustments in the prior year attributable to weak sales of fiscal 1993 titles. Partially offsetting these increases was higher average revenue per unit in the prior year principally attributable to the release of two higher-priced rental titles. Profit contribution increased $1.0 and $2.8 for the quarter and nine months ended March 31, 1995, respectively, compared to the prior year principally due to the increases in revenues in the current year combined with lower marketing expenses.

  International Television and Home Video

     For the quarter ended March 31, 1995, revenues and profit contribution of the international television and home video business decreased $0.2 and $1.2, respectively, compared to the prior year. The decrease in profit contribution is primarily due to bad debt expense of $1.3 recorded in the current year quarter related to sales to an international television distributor in the prior year, combined with lower international home video sales to various countries. For the nine months ended March 31, 1995, revenues and profit contribution increased and decreased $0.2 and $0.8, respectively, compared to the prior year. The increase in revenues is primarily due to higher international television revenues in the current year associated with multiyear agreements, partially offset by an unfavorable adjustment in the current year related to revenues associated with a multiyear agreement recorded in the prior year and lower international home video sales to various countries. The decrease in profit contribution is principally due to the previously discussed bad debt expense recorded in the current year, partially offset by the higher revenues. Variations in quarterly performance are caused by revenues and profit contribution from multiyear agreements being recognized depending upon the timing of program delivery, license periods and other factors.

  Programming Expense

     Programming amortization expense associated with the Entertainment Group businesses discussed above increased $0.6 and $1.8 for the quarter and nine months ended March 31, 1995, respectively, compared to the prior year. The increase for the quarter was primarily due to increased investments in entertainment programming and the current year quarter sales of The Eros Collection movies, partially offset by the favorable effect of the previously mentioned change in accounting estimate. For further discussion see Note G of
Notes to Condensed Consolidated Financial Statements.   The increase for the
nine months ended March 31, 1995 was primarily due to the increased investments in entertainment programming and the higher revenues from the international television multiyear agreements, partially offset by the favorable effect of the change in accounting estimate.

  Other

     For the quarter and nine months ended March 31, 1995, the operating performance of the Entertainment Group's other businesses increased $1.3 and $1.7, respectively, primarily as a result of a $1.2 market value adjustment in the prior year quarter for the home video release of the documentary film, Hugh
Hefner:  Once Upon a Time.

     The Entertainment Group's administrative expenses and other costs for the quarter ended March 31, 1995 remained flat compared to the prior year quarter. For the nine months ended March 31, 1995, administrative expenses and other costs decreased $0.8 compared to the prior year primarily due to restructuring expenses of $0.6 in the prior year.

PRODUCT MARKETING GROUP

     The revenues and operating income (loss) of the Product Marketing Group were as follows for the periods indicated below:

                                                              QUARTERS                NINE MONTHS
                                                                ENDED                     ENDED
                                                              MARCH 31,                 MARCH 31,
                                                           ---------------           ---------------
                                                           1995       1994           1995        1994
                                                           ----       ----           ----        ----
   REVENUES . . . . . . . . . . . . . . . . . . . . . . .  $ 1.7      $ 1.8          $ 5.1       $ 5.2
                                                           =====      =====          =====       =====

   OPERATING INCOME (LOSS)  . . . . . . . . . . . . . . .  $ 0.9      $(0.1)         $ 1.4       $ 1.0
                                                           =====      =====          =====       =====

     Revenues for the quarter ended March 31, 1995 decreased $0.1 compared to the prior year as higher international product licensing royalties in the current year quarter were more than offset by lower royalties from a principal Sarah Coventry licensee experiencing financial difficulties, resulting in the Company's termination of the licensing agreement, combined with lower revenues from Special Editions, Ltd., the Company's art publishing and art products business. Operating performance for the quarter increased $1.0 as the net decrease in revenues was more than offset by a $0.5 reduction in the carrying value of art publishing inventory in the prior year quarter, and lower marketing and bad debt expenses in the current year quarter related to reversals of reserves established in the second quarter of fiscal 1995.

     Revenues for the nine months ended March 31, 1995 decreased $0.1 as higher international product licensing royalties in the current year were more than offset by revenues in the prior year related to certain businesses that have been discontinued and lower royalties in the current year from the Sarah Coventry licensee previously discussed. Operating income for the nine months ended March 31, 1995 increased $0.4 largely due to the previously discussed $0.5 reduction in carrying value of inventory in the prior year, slightly offset by the net decrease in revenues in the current year.

CORPORATE ADMINISTRATION AND PROMOTION

     Corporate administration and promotion expenses of $3.6 and $11.3 for the quarter and nine months ended March 31, 1995, respectively, decreased $0.9, or 20%, and $2.0, or 15%, respectively, compared to the prior year periods. The decreases were primarily due to lower employee medical benefit expenses in the current year and a $0.2 charge in the prior year for a real estate tax obligation related to the Company's former office space in Los Angeles, California. Additionally, the prior year quarter and nine-month period included restructuring expenses of $0.3 and $1.1, respectively. Excluding the restructuring expenses and unusual item in the prior year, corporate administration and promotion expenses decreased 9% and 6% for the quarter and nine months ended March 31, 1995, respectively, compared to the prior year periods.

LIQUIDITY AND CAPITAL RESOURCES

     At March 31, 1995, the Company had $1.3 in cash and cash equivalents and $7.7 in short-term borrowings, compared to $1.3 in cash and cash equivalents and $6.0 in short-term borrowings at June 30, 1994. The Company expects to meet its short-term and long-term cash requirements through its revolving line of credit and cash generated from operations. See Cash Flows From Financing Activities below.

  Cash Flows From Operating Activities

     Net cash provided by operating activities was $0.3 for the nine months ended March 31, 1995 compared to net cash used for operating activities of $9.9
for the prior year period.   This increase was principally due to the Company's
improved operating performance in the current year.    The Company invested
$16.7 in Company-produced and licensed entertainment programming during the first nine months of fiscal 1995 compared to $13.7 in the prior year period, and expects to invest approximately $4.5 in such programming during the remainder of fiscal 1995. However, the Entertainment Group's net use of cash improved over the prior year nine-month period. Net cash provided by discontinued operations in fiscal 1994 of $0.5 primarily resulted from a United Kingdom tax refund in connection with the settlement in fiscal 1993 of litigation related to the Company's discontinued United Kingdom gaming operations.

  Cash Flows From Investing Activities

     Net cash used for investing activities was $0.3 for the nine months ended March 31, 1995 compared to $2.1 for the prior year period. Under the terms of its July 1988 purchase of an 80% interest in Critics' Choice Video, Inc., effective July 1, 1993, the Company acquired the remaining 20% interest in Critics' Choice Video, Inc. for $3.0, which consisted of $1.5 in cash and one-year promissory notes totaling $1.5, which were paid July 1, 1994.

  Cash Flows From Financing Activities

     Net cash provided by financing activities was $11.0 lower for the nine months ended March 31, 1995 compared to the prior year period. This decrease was principally due to a $9.3 lower increase in the level of short-term borrowings under the Company's revolving line of credit in the current year combined with the payment on July 1, 1994 of the $1.5 promissory notes referred to above.

     In March 1995, the Company and its banks extended the maturity of the existing $30.0 revolving line of credit to September 30, 1997. The revolving line of credit is collateralized by substantially all of the Company's assets and will decrease to $19.5 at December 31, 1995. The credit agreement requires the Company to maintain two financial covenants pertaining to net worth and leverage.

  Income Taxes

     Based on current tax law, the Company must generate approximately $22.1 of future taxable income prior to the expiration of the Company's net operating loss carryforwards ("NOLs") for full realization of the net deferred tax asset. At June 30, 1994, the Company had NOLs of $51.6 for tax purposes, with $3.2 expiring in 1998, $13.6 expiring in 2001, $8.9 expiring in 2003, $8.2 expiring in 2004, $1.1 expiring in 2007, $1.1 expiring in 2008 and $15.5 expiring in 2009.

     Although the Company reported a taxable loss in the first nine months of fiscal 1995 and in each of fiscal years 1994, 1993 and 1992, management believes that it is more likely than not that a sufficient level of taxable income will be generated prior to the expiration of the Company's NOLs to realize the $7.5 net deferred tax asset recorded at March 31, 1995. Following is a summary of the bases for management's belief that it is more likely than not that the net deferred tax asset of $7.5 will be realized:

. Management reviewed the components of the Company's NOLs and determined that they primarily resulted from several nonrecurring events, which were not indicative of the Company's ability to generate future earnings.

. As a result of the restructurings implemented in fiscal 1994, operating expenses have been reduced by approximately $3.0 on an annual basis.

. The Publishing and Product Marketing Groups continue to generate earnings. The Company expects the Entertainment Group to be profitable in the fourth quarter of fiscal 1995, and believes that its substantial investments in the Entertainment Group should result in profitability on an annual basis beyond that.

. In assessing the Company's ability to generate future earnings, management considered fiscal 1993 as a base year and adjusted for one-time items, which indicated ongoing earnings potential, assuming no growth, more than sufficient to fully utilize the Company's net deferred tax asset over the life of the asset.

. The Company has several opportunities to accelerate taxable income into the NOL carryforward period. Tax planning strategies would include the capitalization and amortization versus immediate deduction of circulation expenditures, the immediate inclusion versus deferred recognition of prepaid subscription income, the revision of depreciation and amortization methods for tax purposes and the sale- leaseback of certain property that would generate taxable income in future years.

  Other

     In January 1993, the Company received a General Notice from the United States Environmental Protection Agency (the "EPA") as a "potentially responsible party" ("PRP") in connection with a site identified as the Southern Lakes Trap & Skeet Club, apparently located at the Resort-Hotel in Lake Geneva, Wisconsin (the "Resort"), formerly owned by a subsidiary of the Company. The Resort was sold by the Company's subsidiary to LG Americana-GKP Joint Venture in 1982. Two other entities were also identified as PRPs in the notice. The notice relates to actions that may be ordered taken by the EPA to sample for and remove contamination in soils and sediments, purportedly caused by skeet shooting activities at the Resort property. During fiscal 1994, the EPA advised the Company of its position that the area of land requiring remediation is approximately twice the size of the initial site, which resulted in an increase in the Company's reserve for this matter. As a result, a $0.6 loss on disposal of discontinued operations was recorded in the quarter and nine months ended March 31, 1994. The Company believes that it has established adequate reserves, which totaled $0.8 at March 31, 1995, to cover the eventual cost of its anticipated share (based on an agreement with one of the other PRPs) of any remediation that may be agreed upon. The Company is also reviewing available defenses, insurance coverage and claims it may have against third parties.

     Effective July 1, 1994, the Company adopted the provisions of Statement of Position 93-7, Reporting on Advertising Costs, which is applicable to annual financial statements. Management believes that the adoption of these provisions will not have a material impact on the Company's results of operations or financial condition.

                                                      PART II. OTHER INFORMATION
Item 6(a) Exhibits

                   PLAYBOY ENTERPRISES, INC. AND SUBSIDIARIES
             EXHIBIT 11 - COMPUTATION OF EARNINGS PER COMMON SHARE
                    (In thousands, except per share amounts)


                                                               Quarters Ended          Nine Months Ended
                                                                  March 31,                 March 31,
                                                            ---------------------     ----------------------
                                                              1995         1994         1995       1994
                                                            -------      -------      -------    --------
Primary:
- - --------
 Earnings:
  Loss from continuing operations before
   cumulative effect of change in accounting principle      $  (347)     $(7,765)     $  (574)     $(16,958)
  Loss on disposal of discontinued operations                     -         (620)           -          (620)
                                                            --------     -------      --------     --------
  Loss before cumulative effect of change in
   accounting principle                                        (347)      (8,385)        (574)      (17,578)
  Cumulative effect of change in accounting principle             -            -            -         7,500
                                                            --------     --------     --------     --------
  Net loss                                                  $  (347)     $(8,385)     $  (574)     $(10,078)
                                                            =======      =======      =======      ========


 Shares:
  Weighted average number of common
   shares outstanding                                        19,989       19,951       19,982        19,919
  Assuming exercise of options reduced
   by the number of shares which could have
    been purchased with the proceeds from
     exercise of such options                                   268          350          229           342
                                                            -------      -------      -------      --------
  Weighted average number of common shares
   outstanding as adjusted                                   20,257       20,301       20,211        20,261
                                                            =======      =======      =======      ========



 Primary earnings per common share:
  Loss before cumulative effect of change in
   accounting principle:
    From continuing operations                              $ (0.02)     $ (0.38)     $ (0.03)     $  (0.84)
    From discontinued operations                                  -        (0.03)           -         (0.03)
                                                            --------     -------      --------     --------
     Total                                                    (0.02)       (0.41)       (0.03)        (0.87)
  Cumulative effect of change in accounting principle             -            -            -          0.37
                                                            --------     --------     --------     --------
  Net loss                                                  $ (0.02)     $ (0.41)(1)  $ (0.03)     $  (0.50)(1)
                                                            =======      =======      =======      ========

                   PLAYBOY ENTERPRISES, INC. AND SUBSIDIARIES
       EXHIBIT 11 - COMPUTATION OF EARNINGS PER COMMON SHARE (Continued)
                    (In thousands, except per share amounts)


                                                              Quarters Ended          Nine Months Ended
                                                                 March 31,                 March 31,
                                                            ---------------------     ----------------------
                                                              1995         1994         1995       1994
                                                            -------      -------      -------    -------
Fully Diluted:
- - --------------
 Earnings:
  Loss from continuing operations before
   cumulative effect of change in accounting principle      $  (347)     $(7,765)     $  (574)     $(16,958)
  Loss on disposal of discontinued operations                     -         (620)           -          (620)
                                                            --------     -------      --------     --------
  Loss before cumulative effect of change in
   accounting principle                                        (347)      (8,385)        (574)      (17,578)
  Cumulative effect of change in accounting principle             -            -            -         7,500
                                                            --------     --------     --------     --------
  Net loss                                                  $  (347)     $(8,385)     $  (574)     $(10,078)
                                                            =======      =======      =======      ========


 Shares:
  Weighted average number of common
   shares outstanding                                        19,989       19,951       19,982        19,919
  Assuming exercise of options reduced
   by the number of shares which could have
    been purchased with the proceeds from
     exercise of such options                                   268          349          295           402
                                                            -------      -------      -------      --------
  Weighted average number of common shares
   outstanding as adjusted                                   20,257       20,300       20,277        20,321
                                                            =======      =======      =======      ========



 Earnings per common share assuming full dilution:
  Loss before cumulative effect of change in
   accounting principle:
    From continuing operations                              $ (0.02)     $ (0.38)     $ (0.03)     $  (0.84)
    From discontinued operations                                  -        (0.03)           -         (0.03)
                                                            --------     -------      --------     --------
     Total                                                    (0.02)       (0.41)       (0.03)        (0.87)
  Cumulative effect of change in accounting principle             -            -            -          0.37
                                                            --------     --------     --------     --------
  Net loss                                                  $ (0.02)     $ (0.41)(1)  $ (0.03)     $  (0.50)(1)
                                                            =======      =======      =======      ========




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





                                           PLAYBOY ENTERPRISES, INC.
                                           -------------------------
                                                  (Registrant)



Date   May 11, 1995                        By   /s/David I. Chemerow
      ---------------                           -------------------------------
                                                   David I. Chemerow
                                                   Executive Vice President,
                                                   Finance and Operations and
                                                   Chief Financial Officer