Form 10-K
period 1995-06-30
PLAYBOY ENTERPRISES INC
filed 1995-09-27
CIK 79114

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-K
(Mark One)
[x] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT
    OF 1934 [FEE REQUIRED]
For the fiscal year ended June 30, 1995
                                       OR
[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
    ACT OF 1934 [NO FEE REQUIRED]
For the transition period from .................... to ....................
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


REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE (312) 751-8000

SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:

                                                      Name of each exchange
   Title of each class                                 on which registered
   -------------------                                ---------------------
Class A Common Stock, par value $.01 per share ...    New York Stock Exchange
                                                      Pacific Stock Exchange
Class B Common Stock, par value $.01 per share ...    New York Stock Exchange
                                                      Pacific Stock Exchange

SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT:  NONE

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for
the past 90 days.          YES [X]     NO ___

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this
Form 10-K.   [X]

The aggregate market value of Class A Common Stock, par value $.01 per share, held by nonaffiliates (based upon the closing sale price on the New York Stock Exchange) on August 31, 1995 was $12,787,003.

As of August 31, 1995, there were 4,713,954 shares of Class A Common Stock, par value $.01 per share and 15,275,849 shares of Class B Common Stock, par value $.01 per share, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Documents                                             Form 10-K Reference
- ---------                                             -------------------
Annual Report to Shareholders for the                 Part I, Item 1, to the extent indicated
 fiscal year ended June 30, 1995                       under such item
                                                      Part II, Item 5, to the extent
                                                       indicated under such item, and Items 6-8

Notice of Annual Meeting of Stockholders and          Part III, Items 10-13, to the extent
 Proxy Statement dated September 28, 1995              described therein

                           PLAYBOY ENTERPRISES, INC.
                          1995 FORM 10-K ANNUAL REPORT



                               TABLE OF CONTENTS

                                    PART I

                                                                           Page
                                                                           ----

Item 1.  Business.....................................................       3
Item 2.  Properties...................................................      17
Item 3.  Legal Proceedings............................................      18
Item 4.  Submission of Matters to a Vote of Security Holders..........      18

                                    PART II

Item 5.  Market for Registrant's Common Stock and Related
          Stockholder Matters.........................................      21
Item 6.  Selected Financial Data......................................      21
Item 7.  Management's Discussion and Analysis of Financial Condition
          and Results of Operations...................................      21
Item 8.  Financial Statements and Supplementary Data..................      21
Item 9.  Changes in and Disagreements With Accountants on Accounting
          and Financial Disclosure....................................      21

                                    PART III

Item 10. Directors and Executive Officers of the Registrant...........      22
Item 11. Executive Compensation.......................................      22
Item 12. Security Ownership of Certain Beneficial Owners and
          Management..................................................      22
Item 13. Certain Relationships and Related Transactions...............      22

                                    PART IV

Item 14. Exhibits, Financial Statement Schedules, and Reports on
          Form 8-K....................................................      22

                                     PART I

Item 1. Business

     Playboy Enterprises, Inc. was organized in 1953 to publish Playboy magazine. The term "Company" means Playboy Enterprises, Inc., together with its subsidiaries, unless the context otherwise requires. Since its inception, the Company has expanded its publishing operations and has engaged in entertainment businesses that are related to the content and style of Playboy magazine. Additionally, the Company operates a direct marketing business and licenses its trademarks for use on various consumer products.

     The Company's businesses are classified into four industry segments:
Publishing, Catalog, Entertainment and Product Marketing. The net revenues, income (loss) from continuing operations before income taxes and cumulative effect of change in accounting principle, and identifiable assets of each industry segment are set forth in the section "Financial Information Relating to Industry Segments" on page 24 of the Company's fiscal 1995 Annual Report to Shareholders ("fiscal 1995 Annual Report") and are incorporated herein by reference.

     The Company's trademarks are vital to the success and future growth of all of the Company's businesses. The trademarks, which are renewable indefinitely, include Playboy, Playmate, Rabbit Head Design, Sarah Coventry, Critics' Choice Video and Collectors' Choice Music.

PUBLISHING GROUP

     The Company's Publishing Group operations currently include the publication of Playboy magazine; Playboy-related businesses, including newsstand specials and calendars, foreign editions of Playboy magazine and ancillary businesses which includes the Company's new media efforts; and the production of the Playboy Jazz Festival.

     The revenues and operating income of the Publishing Group were as follows for the periods indicated in the following table (in millions):

                                               Revenues                Operating Income
                                        ---------------------     -------------------------
                                         Years Ended June 30,         Years Ended June 30,
                                        ----------------------    --------------------------
                                          1995    1994    1993      1995     1994      1993
                                         ------  ------  ------    ------  --------  --------

Playboy Magazine..................       $104.4  $104.0  $102.9    $ 7.1     $ 3.5     $ 7.6
Playboy-related Businesses........         22.9    19.4    22.0      7.6       5.2       8.4
                                         ------  ------  ------    -----     -----     -----
  SUBTOTAL........................        127.3   123.4   124.9     14.7       8.7      16.0
Administrative Expenses, New
  Magazine Development and Other..           -       -     0.2      (4.0)     (5.0)     (5.6)
                                         ------  ------  ------    -----     -----     -----
  TOTAL...........................       $127.3  $123.4  $125.1    $10.7     $ 3.7     $10.4
                                         ======  ======  ======    =====     =====     =====

Playboy Magazine

     Founded by Hugh M. Hefner in 1953, Playboy magazine today is the world's best-selling magazine aimed at the adult male audience. Worldwide monthly circulation, which includes licensed foreign editions, is approximately 4.5 million copies; approximately 3.4 million copies of the U.S. edition are sold monthly.

     Playboy magazine is a general-interest magazine for men and offers a balanced variety of features. It has gained a loyal customer base and a reputation for excellence by providing quality entertainment and informative articles on current issues and trends. Each issue of Playboy magazine includes an in-depth, candid interview with a well-known, thought-provoking personality. Over the magazine's 42-year history, exclusive interviews have included prominent public figures, business leaders, entertainers, authors and sports figures. The magazine also regularly publishes the works of leading journalists, authors and other prominent individuals. It has long been known for its graphic excellence and features, and publishes the works of top artists and photographers. Playboy magazine also features lifestyle and service articles on consumer products, fashion, automobiles and consumer electronics and covers the worlds of sports and entertainment. It is renowned for its pictorials of beautiful women and frequently features celebrities on its cover and in exclusive pictorials.

     According to recent data published by Mediamark Research, Inc. ("MRI"), in the United States Playboy magazine is read by approximately one in every six men aged 18 to 34.

     The net circulation revenues of the U.S. edition of Playboy magazine for the years ended June 30, 1995, 1994 and 1993 were $73.4 million, $72.3 million and $68.4 million, respectively. Net circulation revenues are gross revenues less provisions for newsstand returns and unpaid subscriptions and subscription agency commissions. Circulation revenue comparisons may be materially impacted with respect to any fiscal year which includes one or more issues of unusually high public interest.

     For the six months ended June 30, 1995, as reported by the Audit Bureau of Circulations ("ABC"), an independent audit agency, Playboy magazine was the 12th largest major consumer publication, in terms of circulation per issue. Also according to ABC, Playboy magazine's monthly circulation rate base (the total newsstand and subscription circulation guaranteed to advertisers) for the six months ended June 30, 1995 was larger than People, Sports Illustrated, and Newsweek, and also greater than the combined circulation rate bases of Rolling Stone, GQ and Esquire, which have substantial adult male audiences.

     For the last nine years, the U.S. edition of Playboy magazine has maintained its monthly circulation rate base of 3.40 million, which is averaged over the first and second six months of each fiscal year, except for the six-month period ended December 31, 1993, which averaged 3.34 million. Effective with the January 1996 issue, the Company is reducing the rate base 7% to 3.15 million. This change will enable the Company to focus its subscription efforts and to manage circulation more profitably. While the Company does not plan to raise newsstand or subscription prices in fiscal 1996, a two percent advertising page rate increase will be implemented with the January 1996 issue. This rate base maintains the magazine's circulation leadership, tied as the best-selling men's magazine with Sports Illustrated.

     Playboy magazine currently generates over two-thirds of its revenues from subscription and newsstand circulation, with the remainder primarily from advertising. Set forth below is certain information related to subscription and newsstand circulation of the U.S. edition of Playboy magazine.

                                    (In thousands, except newsstand cover prices)
                                                Years Ended June 30,
                                    ---------------------------------------------
                                         1995            1994           1993
                                    --------------  --------------  -------------

Subscription Revenues.............      $48,500         $46,400        $44,900
Average Monthly Subscribers.......        2,806           2,795          2,816

Newsstand Revenues................      $24,900         $25,900        $23,500
Average Monthly Newsstand Copies..          583             653            565
Average Newsstand Cover Price.....      $  5.10         $  5.11        $  5.04

     Subscription copies as a percentage of total copies sold were approximately 79% for the year ended June 30, 1995. The Company believes that managing Playboy's circulation to be primarily subscription driven, like most major magazines, provides a stable and desirable circulation base, which is also attractive to advertisers. According to the MRI data previously mentioned, the median age of male Playboy subscribers is 33, with a median annual household income of $40,900.

     The price of a one-year subscription ranges from $19.97 to $34.96, depending on the source of the subscription and the length of time the subscription has been held. The Company from time to time tests a variety of subscription pricing strategies. The Company attracts new subscribers to the magazine through its own direct mail and television advertising campaigns and through agent-operated direct mail campaigns.

     The Company recognizes revenues from magazine subscriptions over the terms of the subscriptions. Subscription copies of the magazine are delivered through the U.S. Postal Service as second class mail. The Company attempts to contain these costs through presorting and other methods. The Company experienced a postal rate increase of 14% during the second half of fiscal 1995 and has implemented programs to reduce other expenses to offset such increase.

     Distribution of the magazine to newsstands and other retail outlets is accomplished through Warner Publisher Services, a national distributor that maintains a network of approximately 350 wholesale distributors. Copies of the magazine are shipped in bulk to the wholesalers, who are responsible for local retail distribution. The Company receives a substantial cash advance from its national distributor at the time each issue goes on sale. The Company recognizes revenues from newsstand sales based on estimated copy sales at the time each issue goes on sale, and adjusts for actual sales upon settlement with its national distributor. These revenue adjustments generally are not material. Retailers return unsold copies to the wholesalers who count and then shred the returned magazines and report the returns via affidavit. The Company then settles with its national distributor based on the number of magazines that actually were sold compared to the number that initially were projected to sell. The number of issues sold on newsstands varies from month to month, depending in part on the cover, the pictorials and the editorial features.

     In fiscal 1991, the Company began to roll out a $1.00 increase in the basic newsstand cover price to $4.95 ($5.95 for holiday issues), which was completed by September 30, 1992. No price increases are planned for copies sold in the U.S. in fiscal 1996. Based on test results, the Company increased the Canadian cover price to $5.95 in fiscal 1995 ($6.95 for holiday issues).

     Advertising by category for fiscal 1995 was as follows:

     Advertising Category                 % of Ad Pages
     --------------------                 -------------
     Retail/Direct Mail............             31%
     Tobacco.......................             20
     Beer/Wine/Liquor..............             18
     Toiletries/Cosmetics..........              9
     Automotive....................              4
     Apparel/Footwear/Accessories..              4
     Drugs/Remedies................              4
     Home Electronics..............              4
     Jewelry/Optical/Photo.........              3
     All Other.....................              3
                                               ---
                                               100%
                                               ===

     Playboy magazine has been aggressively targeting a wide range of advertisers and continues to focus on securing new advertisers from underdeveloped categories. In fiscal 1995, the Company utilized information from its database of approximately 12 million names, including Playboy magazine subscribers, catalog customers and pay television viewers, to create a Playboy marketing system, which offered advertisers new ways to reach Playboy readers.

     In fiscal 1993, Playboy's advertising pages increased by 2% from the prior year to 660 pages, while advertising revenues remained stable as a result of a 2% decline in average net revenue per page. Average net revenue per page declined in fiscal 1993 despite the impact of a 5% cost per thousand ("CPM") increase in advertising rates effective with the January 1993 issue due to more supplied inserts, which resulted in lower revenues but also reduced manufacturing costs.

     In fiscal 1994, Playboy's advertising pages decreased by 10% from the prior year to 595 pages, while advertising revenues declined by only 8%, reflecting the effect of a 5% CPM increase in advertising rates effective with the January 1994 issue.

     In fiscal 1995, Playboy's advertising pages remained stable compared to the prior year at 595 pages, advertising revenues declined by 1% based on the net effect of a 5% CPM increase in advertising rates effective with the January 1995 issue plus higher frequency discounts, special pricing and a change in the mix of advertising pages sold, and net advertising income increased by 8%. Advertising sales for the first quarter fiscal 1996 issues of the magazine are closed, and the Company will report a 4% increase in advertising pages over the fiscal 1995 first quarter.

     The Company publishes the U.S. edition of Playboy magazine in 15 advertising editions: eight regional, two state, four metro and one upper income zip-coded edition. All contain the same editorial material but provide targeting opportunities for advertisers. The net advertising revenues of the U.S. edition of Playboy magazine for the years ended June 30, 1995, 1994 and 1993 were $27.6 million, $28.0 million and $30.4 million, respectively. Net advertising revenues are gross revenues less advertising agency commissions, frequency and cash discounts and rebates. Levels of advertising revenues may be affected by, among other things, general economic activity and governmental regulation of advertising content, if any.

     In fiscal 1995, the Playboy Jazz Festival continued to offer advertisers sponsorship and advertising opportunities through the festival program, free community concerts, and a national public radio broadcast. The Company has produced this music event on an annual basis in Los Angeles at the Hollywood Bowl since 1979.

     The Company also derives meaningful income from the rental of Playboy magazine's subscriber list, which consists of the subscriber's name, address and other information maintained by the Company.

     Playboy magazine and newsstand specials are printed at Quad/Graphics, Inc., located in Wisconsin. The actual print run varies each month and is determined with input from the Company's national distributor. Paper is the principal raw material used in the production of Playboy magazine. The Company uses a variety of types of high-quality coated paper that is purchased from a number of suppliers. Manufacturing costs for the year ended June 30, 1995 decreased 5% compared to the prior year principally due to the increased size of the January 1994 40th anniversary issue of the magazine in the prior year, partially offset by 1% higher paper prices in the current year. These higher paper prices began impacting the Company in the second half of fiscal 1995, though most dramatically in the fourth quarter as average paper prices increased 18% compared to the fourth quarter of the prior year. In fiscal 1996, paper prices are expected to increase approximately 50% compared to fiscal 1995. The Company plans to offset some of this increase via reduced spending and lowering the advertising rate base as previously discussed.

     Magazine publishing companies face intense competition for both readers and advertising. Magazines primarily aimed at men are Playboy magazine's principal competitors. In addition, other types of media that carry advertising, such as newspapers, radio and television, compete for advertising revenues with Playboy magazine.

     From time to time, Playboy magazine, and certain of its distribution outlets and advertisers, have been the target of certain groups who seek to limit its availability because of its content. In its 42-year history, the Company has never sold a product that has been judged to be obscene or illegal in any jurisdiction.

Playboy-related Businesses

     The Publishing Group has also created media extensions, taking advantage of the magazine's reputation for quality and its libraries of art, photography and editorial text. These products include photo newsstand specials and calendars, which are primarily sold in newsstand outlets, bookstores and through direct mail. Specials are thematic presentations that use both original photographs and photographs from the Company's library of approximately eight million images. In fiscal 1993 and 1994, 16 specials were published. The group increased the number of specials published to 18 in fiscal 1995, including the introduction of a digest-sized book of Playmate pictorials called Playboy's Pocket Playmates, and expects to publish 21 specials in fiscal 1996, of which three will be Playboy's Pocket Playmates. The Company began implementing programs in fiscal 1995 to help to offset some of the previously mentioned higher paper prices, including reducing the number of pages in each special, and increasing the newsstand cover price to $6.95 in most of the country.

     The Company licenses the right to publish 15 foreign editions of Playboy magazine in the following countries: Argentina, Australia, Brazil, the Czech Republic, France, Germany, Greece, Italy, Japan, Mexico, the Netherlands, Poland, Russia, South Africa and Spain. In June 1995, the Company launched an edition of the magazine in Russia with Independent Media Magazines Publishing B.V., and as a result of the implementation of more stringent financial performance and quality criteria, in fiscal 1995 the Company suspended publication of the foreign edition in Turkey. The Company will relaunch this and other previously suspended editions if conditions warrant and appropriate licensees are secured. The Polish and Czech editions, which started publication in November 1992 and May 1991, respectively, were the first Western general-interest consumer titles to be published in these countries after the fall of communism in Eastern Europe. The Polish edition is the first in which the Company has an equity interest. Combined circulation of the 15 foreign editions is approximately 1.1 million copies monthly. Local publishing licensees tailor their foreign editions by mixing the work of their national writers and artists with editorial and pictorial material from the U.S. edition. The Company oversees the content of the foreign editions so that they retain the distinctive style, look and quality of the U.S. edition, while meeting the needs of their respective markets. The terms of the license agreements for Playboy magazine's foreign editions vary, but in general are for a term of at least five years and carry a guaranteed minimum royalty as well as a formula for computing earned royalties in excess of the minimum. Royalty computations are generally based on both circulation and advertising revenues. In fiscal 1995, the three largest-selling editions -- Brazil, Germany and Japan -- accounted for approximately 55% of the total licensing revenues from foreign editions.

     In fiscal 1990, the Publishing Group introduced 900-number Playboy-related audiotext services. These services use 900-number technologies to profitably expand upon features from the magazine.

     In fiscal 1992, the Company introduced Playboy Collectible Trading Cards, and during fiscal 1993 signed an agreement with a new distributor to market a second set of trading cards, featuring famous Playboy magazine covers and Playmates. In fiscal 1994, the Company signed an agreement with a third distributor to continue the roll out of the Collectors Centerfold Series of trading cards and to issue a series featuring images from Playboy magazine covers, and in fiscal 1995 introduced a series of chromium cover cards.

     In February 1992, the Company signed an agreement with Sarah Lazin Books to act as its agent in marketing a series of books, including anthologies and compilations that relate to Playboy magazine, which will capitalize on existing resources. Under this agreement, Alex Haley: The Playboy Interviews, which consists of a collection of works by Alex Haley that have appeared in Playboy, including famous interviews and personal essays, was published in fiscal 1993, and Playboy Stories, a compendium of some of the best works of fiction ever to appear in Playboy magazine, was published in fiscal 1994.

     During fiscal 1994, the Company entered into an agreement with General Publishing Group, Inc. ("GPG"), whereby The Playboy Book: Forty Years, a pictorial history that documents the birth of the world's most celebrated men's magazine and its influence on American culture, was published. In fiscal 1995, nearly 140,000 copies of the book were sold in the United States and in selected European and Asian markets. Also in conjunction with GPG, the Company released Fore Play: The Very Best of Playboy's Classic Golf Humor, a softcover book that includes Playboy golf cartoons, Party Jokes, humorous interviews and stories from our editorial archives in fiscal 1995.

     In fiscal 1994, the Publishing Group released two new multimedia products that utilize photographs, artwork and text from the Company's library as source material. The first product, The Playboy Electronic Datebook, is a daily planner on PC diskette that features high-resolution graphics of Playmates, celebrities and classic illustrations by artists commissioned by Playboy. The second product, The Playboy Interview: Three Decades, was produced by IBM's Multimedia Publishing Studio. This CD-ROM title contains the complete text of more than 350 in-depth Playboy Interviews, as well as select audio clips from archived recordings and photographs of the interview subjects.

     The Company released one CD-ROM title in fiscal 1995, The Women of Playboy Multimedia Screen Saver. Produced in conjunction with Sony Imagesoft, the utility software allows users to develop customized screen savers by mixing Playboy images and video with special effects and audio files. Also in fiscal 1995, the Company launched a home page on the World Wide Web which became one of the Internet's top-visited sites, currently averaging more than one million "hits" per day. Taking full advantage of the technological capabilities of the medium, the Web page contains popular editorial features from Playboy magazine, such as excerpts of Playboy Interviews, articles and Playboy Advisor columns, and select photos from Playmate pictorials. The Company also uses the site to promote new products, advertise Playboy Television's monthly programming schedule and sell Playboy subscriptions and other branded merchandise.

     In fiscal 1996, the Company will issue two new titles, PlanIt Playboy, a state-of-the-art personal information manager developed with Anamoly Corporation, and a new Playboy Interview CD-ROM with IBM Multimedia Studio that will include Playboy Interviews through July 1995.

Other Publications

     In fiscal 1989, the Company purchased a 20% interest in duPont Publishing, Inc. ("duPont"), publisher of duPont Registry, A Buyers Gallery of Fine Automobiles and, beginning in July 1995, duPont Registry, A Buyers Gallery of Fine Homes. During fiscal 1993, the Company renegotiated certain provisions of the purchase agreement, under which it now has an option to acquire the remaining 80% interest in duPont at a price based on fair market value as of December 31, 1999. This investment is accounted for on the equity method and the Company's proportionate share of duPont's net income or loss is included in nonoperating income or expense and is not reflected in the results of the Publishing Group.

CATALOG GROUP

     The revenues and operating income of the Catalog Group, formerly included in the Publishing Group, were as follows for the periods indicated in the following table (in millions):

                         Years Ended June 30,
                         --------------------
                          1995   1994   1993
                         ------  -----  -----

     REVENUES             $61.4  $48.5  $39.4
                          =====  =====  =====

     OPERATING INCOME     $ 5.2  $ 4.1  $ 4.1
                          =====  =====  =====

     In fiscal 1989, the Company acquired an 80% interest in Critics' Choice Video, Inc. ("Critics' Choice Video"), a national direct marketer of theatrically released motion pictures and special-interest videos. The Critics' Choice Video catalog, one of the largest-circulation catalogs of prerecorded videocassettes, is published quarterly and features more than 2,000 video titles, including movies from all of the major film studios and hundreds of special-interest videos. Critics' Choice Video's rapid growth has been aided by the overall growth in the video sell-through market and the Company's emphasis on superior customer service. Under the terms of its purchase agreement, the Company paid $125,000 for its 80% interest and purchased the remaining 20% interest in Critics' Choice Video effective July 1, 1993, for $3.0 million, which consisted of $1.5 million in cash and one-year promissory notes totaling $1.5 million, which were paid July 1, 1994.

     In fiscal 1992, the Company acquired the inventories, customer lists, licensing agreements and related assets of two competing videocassette catalogs, Blackhawk Films and Postings (previously titled Publishers Central Bureau) for a combined purchase price of $4.2 million.

     Playboy catalog products include Playboy-brand fashions, watches and gifts, Playboy's home video line, Playboy collectibles, such as calendars, back issues and newsstand specials, and CD-ROM products. The Playboy catalog is published three times annually.

     In fiscal 1994, the Company launched a new catalog, Collectors' Choice Music. It offers more than 1,300 titles from all music genres on CDs and cassettes. In fiscal 1995, the Company successfully increased the circulation and product offerings of the catalog. The Collectors' Choice Music catalog is published three times annually.

     In fiscal 1995, all three of the Company's catalogs were impacted by paper price and postage rate increases. The Company will attempt to mitigate the higher paper prices in fiscal 1996 by testing a lower-weight grade of paper in the fall mailings. Despite these expected higher costs, the Company plans to increase the circulation for all of the catalogs in fiscal 1996 in order to maintain sales growth and profitably expand market share.

     During fiscal 1993, the Catalog Group operations facility was relocated to a larger office and warehouse facility to meet additional space requirements resulting from growth in the business. The facility houses fulfillment, customer service and administrative operations.

     The catalog business is subject to competition from other catalogs and distributors and retail outlets selling similar merchandise. The Company is interested in reviewing other potential catalog acquisitions and joint ventures to publish catalogs that would offer products, especially entertainment software, that would appeal to customers who buy the Company's other merchandise.

ENTERTAINMENT GROUP

     The revenues and operating income (loss) of the Entertainment Group were as follows for the periods indicated in the following table (in millions):

                                                    Years Ended June 30,
                                                  -------------------------
                                                   1995     1994     1993
                                                  -------  -------  -------
REVENUES
Playboy Television:
   Pay-Per-View.................................  $ 11.9   $  9.0   $  8.0
   Monthly Subscription.........................     7.0      7.4      8.6
   Satellite Direct-to-Home and Other...........    10.0      6.5      4.7
                                                  ------   ------   ------
     Total Playboy Television...................    28.9     22.9     21.3
Domestic Home Video.............................     9.5      7.0     10.1
International Television and Home Video.........    11.2      9.9      9.8
Movies and Other................................     2.1      0.3      1.4
                                                  ------   ------   ------
     Total Revenues.............................  $ 51.7   $ 40.1   $ 42.6
                                                  ======   ======   ======

OPERATING INCOME (LOSS)
Profit Contribution Before Programming Expense..  $ 21.1   $ 10.9   $ 15.9
Programming Expense.............................   (20.1)   (18.2)   (14.1)
                                                  ------   ------   ------
     Total Operating Income (Loss)..............  $  1.0   $ (7.3)  $  1.8
                                                  ======   ======   ======

Programming

     The Entertainment Group develops, produces and distributes programming for the domestic pay television, international television and worldwide home video markets. Its productions include feature-length films, magazine-format shows, dramatic series, game shows, a hosted series with reenactments of erotic situations, and anthologies of sexy short stories and erotic vignettes as well as music and other specials.

     The Company is investing aggressively in Playboy-style, quality programming to support the planned expansion of its domestic pay television, international television and worldwide home video businesses. The Company invested $21.3 million, $17.2 million and $23.0 million in entertainment programming in fiscal 1995, 1994 and 1993, respectively. These amounts, which also include expenditures for licensed programming, resulted in 86, 71 and 91 hours of original programming being produced in fiscal 1995, 1994 and 1993, respectively. In fiscal 1996, the Company expects to invest approximately $27.0 million in Company-produced and licensed programming, which would result in approximately 136 hours of original programming being produced. The increase in investments in entertainment programming in fiscal 1995 and planned for fiscal 1996 are primarily due to the production of more movies, which, because of the strong demand for this genre of programming, the Company is able to presell distribution rights and earn a faster rate of return.

     The following tables list the series, each containing 26 episodes, and movies produced by the Company (except one of the Playboy Films which was produced in association with Motion Picture Corporation of America ("MPCA")) and certain information related to each:

                                              FISCAL YEAR
TITLE OF SERIES                               FIRST SOLD   LENGTH OF EPISODES       GENRE
- ---------------                               -----------  ------------------       -----
Playboy Late Night
  Series I..................................     1990          60 minutes           magazine-format
  Series II.................................     1991          30 minutes           magazine-format
  Series III................................     1992          30 minutes           magazine-format
  Series IV.................................     1995          30 minutes           magazine-format
Inside Out..................................     1991          30 minutes           anthology
Eden........................................     1993          30 minutes           dramatic series
Playboy's Secret Confessions and Fantasies..     1993          30 minutes           hosted series
Playboy's Love & Sex Test...................     1992          30 minutes           game show
Erotic Fantasies............................     1994          30 minutes           anthology

                                              FISCAL YEAR     NUMBER
MOVIES                                        FIRST SOLD   OF RELEASES
- ------                                        -----------  -----------
Playboy Films...............................      1995         Three
The Eros Collection.........................      1995          Six

     In fiscal 1990, the Company introduced Playboy Late Night, a weekly magazine-format program that used footage from the Company's library and was produced in a modular format for use in programs of up to 60 minutes. In fiscal 1991, the Company began selling a second series of 26 30-minute episodes of Playboy Late Night, which also used substantial amounts of library material. Additionally, a third and fourth series of 26 30-minute episodes, composed primarily of original programming, became available in fiscal 1992 and fiscal 1995, respectively. Also in fiscal 1991, the Company introduced Inside Out, an anthology of sexy short stories.

     In fiscal 1992, the Company began production of three new series: Eden, a 30-minute dramatic series filmed on location in Mexico; Playboy's Secret Confessions and Fantasies, a 30-minute hosted show in which real people describe their most erotic experiences and fantasies that are recreated on film; and Playboy's Love & Sex Test, a 30-minute variety game show combining entertainment, information and celebrity guests. In fiscal 1994, the Company completed production of another series, Erotic Fantasies, a 30-minute anthology of erotic vignettes. These productions are being marketed internationally and air domestically on the Company's pay television service, Playboy Television. Additionally, some episodes have been released as Playboy Home Video titles. In fiscal 1994, the Company licensed its anthology of short stories, Inside Out, to Viewer's Choice, and in fiscal 1993 licensed an edited version of Eden to USA Network.

     In fiscal 1995, the Company, under a production and distribution agreement with MPCA, released three made-for-TV movies in the $1 million to $2 million range. Two of these movies, Temptress and Playback, were produced by the Company and one, Cover Me, was produced by MPCA. The Company and MPCA are equal profit participants in all of the movies. The distribution rights of the films were sold to Paramount Home Video to distribute in the rental segment of the domestic home video market. Certain of the international television rights have been sold and are continuing to be sold in additional markets. These films will also air on Playboy Television in fiscal 1996.

     In fiscal 1995, the Company created and began marketing a new line of small-budget non-Playboy branded movies under the label The Eros Collection, which were distributed domestically through home video and aired on Playboy Television in fiscal 1995, and will be released internationally in fiscal 1996 through home video and television.

     The Company's programming is available in the United States through Playboy Television, on both a monthly subscription and a pay-per-view basis, and internationally through foreign broadcasters and pay television services. In the fourth quarter of fiscal 1995, the first overseas Playboy Television channel was launched in the United Kingdom, and the Company plans to launch a second overseas channel in Japan in early fiscal 1996. Additionally, the Company distributes programming on videocassettes, primarily through its Playboy Home Video line, which are sold or rented through retail outlets and sold through direct mail in domestic and foreign markets. The Company also licenses footage from its extensive film library, for which it receives royalty payments.

     The Company's programming for television and home video features stylized eroticism in a variety of entertaining formats for men and women, with an increased emphasis on programming for couples. The programming does not contain depictions of explicit sex or scenes that link sexuality with violence, and is consistent with the level of taste and quality established by Playboy magazine over its 42-year history.

Domestic Pay Television

     In May 1994, the Company expanded its national pay cable network, Playboy Television, from a ten-hour per night schedule to 24-hour availability. This change has enabled the Company to increase revenues through maximum utilization of its transponder on Hughes Communications' Galaxy V satellite by offering more blocks of programming to the consumer. As a result of the 24-hour rollout, the incremental pay television revenues generated in fiscal 1995 were sufficient to offset the loss of approximately $0.1 million in monthly sublease income that it had been receiving for unused capacity on its satellite transponder.

     When the Company introduced its pay cable service in 1982, it was available only through monthly subscriptions. In December 1989, the Company began to focus on the then-emerging pay-per-view market by promoting the pay-per-view option in addition to the monthly subscription option. Pay-per-view services are available in cable systems that are equipped with addressable hardware that allows cable subscribers to order specific programs.

     The following table illustrates certain information regarding cable households in general, and Playboy Television (in thousands):

                                CABLE HOUSEHOLDS(A)                          PLAYBOY TELEVISION
                          -------------------------------               ---------------------------------
                          TOTAL CABLE      ADDRESSABLE                  PAY-PER-VIEW           MONTHLY
                           HOUSEHOLDS   CABLE HOUSEHOLDS                   HOMES(B)         SUBSCRIBERS(C)
                          ------------  -----------------               ------------        --------------

June 30, 1993                56,200          19,950                         9,100                232
June 30, 1994                58,450          21,700                         9,600                205
June 30, 1995                60,350          23,450                        10,600                201

Compound Annual Growth
 Rate (1993-1995)               3.6%            8.4%                          7.9%              (6.9)%
- --------

(a) Source: Estimated by the Company based on information reported in 1995 by Paul Kagan Associates, Inc. for December 31 of each respective year. Kagan projects 1% and 12% average annual increases in total cable households and addressable cable households, respectively, through calendar 1998.
(b) Represents the number of addressable homes to which Playboy Television was available as of the end of the fiscal year.
(c) Represents the number of monthly subscribers to Playboy Television in the last month of the fiscal year.

     Most cable service in the United States is distributed through large multiple system operators ("MSOs"). At June 30, 1995, the Company had arrangements with 18 of the nation's 20 largest MSOs. These 18 MSOs, through affiliated cable systems ("Cable Affiliates"), controlled access to (i) approximately 47.3 million, or 78%, of the 60.4 million total cable households, and (ii) approximately 15.7 million, or 67%, of the 23.5 million addressable cable households. Once arrangements are made with an MSO, the Company is able to negotiate channel space for Playboy Television with the Cable Affiliates controlled by that MSO, and acceptance by Cable Affiliates provides the basis for expanding the Company's access to individual cable households. The Cable Affiliates of these 18 MSOs that are not yet carrying Playboy Television provide the Company with potential access to an estimated 6.1 million additional addressable homes. Three of these 18 MSOs served approximately 5.7 million, or 54%, of the 10.6 million addressable households to which Playboy Television was available on June 30, 1995.

     At June 30, 1995, the cable systems in which Playboy Television was offered included approximately 20.8 million cable households. Of these households, 11.7 million could purchase Playboy Television on a monthly basis, 4.1 million could purchase only on a pay-per-view basis and 6.5 million could purchase the programming both ways.

     Beginning in the fourth quarter of fiscal 1993, growth of the Company's domestic pay television business slowed, management believes, due to the effects of cable reregulation by the Federal Communications Commission ("FCC"), which has resulted in a slowdown in the industry's rollout of addressability. Additionally, competition for channel space has contributed to the slower growth as cable operators have utilized available channel space for new cable networks in connection with mandated retransmission consent agreements and for other new services, including adult movie pay television services. Management believes that growth will continue to be affected in the near term as the cable television industry responds to the FCC's initial rules and to subsequent modifications, including the "going-forward rules" announced in fiscal 1995. Over the coming months, management expects to continue to be impacted by the slower growth of addressable homes related to these "going-forward rules," as a result of cable operators being provided with incentives to add basic services. Nevertheless, management believes that ultimately reregulation should benefit pay-per-view services as cable operators seek unregulated sources of revenue, such as pay-per-view.

     Growth in the pay-per-view market is expected to result in part from cable systems upgrades, utilizing fiber-optic, compression technologies or other bandwidth expansion methods that provide cable operators additional channel capacity. When implemented, compression technology, where employed, will dramatically increase channel capacity to as many as 500 channels. Industry analysts expect a large percentage of this additional channel capacity to be dedicated to pay-per-view programming. The timing and extent of these developments and their impact on the Company cannot yet be determined.

     Pay-per-view permits customers to purchase only as much of the Company's programming as they wish and only when they are in the mood to watch the programming. Pay-per-view also permits customers to control the viewing of the programming within their households. In addition, the relatively low price of an evening of pay-per-view programming is very competitive with many other forms of entertainment. Individual cable system operators determine the retail price of the pay-per-view service, although most range from $3.95 to $6.95 for an evening of programming. Fee structures vary, but generally the Company receives approximately 40% of the retail price.

     The number of monthly subscribers has declined as the Company's marketing focus has shifted to systems that have pay-per-view technology. As of June 30, 1995, Playboy Television had approximately 201,000 monthly subscribing households, down from 205,000 at June 30, 1994 and 232,000 at June 30, 1993.
The Company has used its pay-per-view service to gain access to additional MSOs and Cable Affiliates, some of which were unwilling to carry Playboy Television on a subscription basis. Management believes that, to the extent these MSOs and Cable Affiliates develop successful experience with Playboy Television on a pay-per-view basis, they will also be willing to market Playboy Television on a monthly subscription basis.

     The performance of Playboy Television in individual cable systems varies based principally on the ordering technology and the quantity and quality of marketing done by the Cable Affiliates. Individual Cable Affiliates determine the retail price of the monthly subscription service, although most range from $5 to $13, largely dependent on the number of premium services to which a household subscribes. Fee structures vary, but generally the Company receives approximately 30% of the retail price.

     The Company also provides Playboy Television via encrypted signal, on both a pay-per-view and subscription basis, to home satellite dish viewers. As of June 30, 1995, 1994 and 1993, Playboy Television was available on a monthly subscription and pay-per-view basis to approximately 3,282,000, 1,926,000 and 197,000 viewers, respectively. At the end of fiscal 1994, Playboy Television became one of the first networks to be launched on DirecTV, the first commercial digital broadcast satellite service. This service provides exceptional improvements in program delivery and consumer interface to households equipped with Digital Satellite System receiving units, consisting of an 18-inch satellite antenna, a digital receiver box and a remote control. At the end of fiscal 1995, Playboy Television was added to a second digital broadcast satellite service, PrimeStar. These small satellite dishes became one of the fastest new product launches in the history of the electronics industry. Growth in selling directly to home satellite dish viewers, distribution by commercial retailers of satellite programming and increased emphasis on consumer marketing have also improved Playboy Television's market share in the home satellite dish industry.

     Playboy Television's programming is delivered primarily through a communications satellite transponder. The Company's current transponder lease, effective January 1, 1993, contains protections typical in the industry against transponder failure, including access to spare transponders on the same satellite as well as transponders on another satellite currently in operation. Access to the transponder may be denied under certain narrowly defined circumstances relating to violations of law or threats to revoke the license of the satellite owner to operate the satellite based on programming content. However, the Company has the right to challenge any such denial and believes that the transponder will continue to be available to it through the end of the expected life of the satellite (currently estimated to be in 2004).

     Effective April 1, 1986, the Company terminated its agreement with the former distributor of its pay television service. The termination agreement provided for the assignment to the Company of all distribution contracts with cable system operators and others that carried the Company's pay television service. On April 30, 1996, the Company will no longer be obligated to make monthly royalty payments, equal to 5% of North American pay television revenues (including subscription, pay-per-view and satellite direct-to-home), that the Company has paid under the termination agreement since 1986. Profit contribution of the domestic pay television business and operating performance of the Entertainment Group will be favorably impacted by the termination of such royalty payments.

     While the Company's television programming is unique, its pay television products compete with other services, including those offering adult-oriented programming, for cable channel space and viewer spending. Competition among pay cable services involves pricing to both consumers and Cable Affiliates, viewer perceived value and effectiveness of programming distribution.

     In July 1995, the Company launched a second domestic pay television channel, AdulTVision, to complement the Playboy Television service and to protect the Company against competitive pressures from other adult channels. AdulTVision is being offered on a pay-per-view basis and is sold in combination with Playboy Television through cable operators, and to the direct-to-home market. The channel is expected to be at least break even in fiscal 1996, its first year of operation.

     The Company's ability to operate profitably and expand its pay television business is dependent in part on continued access to and continued acceptance by cable systems in the United States. From time to time, certain groups have sought to exclude Playboy programming from local pay television distribution because of the adult-oriented content of the programming. Management does not believe that any such attempts will materially affect the Company's access to cable systems, but the nature and impact of any such limitations in the future cannot be determined.

Domestic Home Video

     The Company also distributes its original programming domestically via videocassettes that are sold or rented in video stores, record and other retail outlets and through direct mail, including two of the Company's catalogs. The Company sells its product primarily to the sell-through market, which is growing more rapidly than the rental market. Playboy Home Video is one of the largest-selling brands of nontheatrically released special-interest videos in the U.S. The format of Playboy Home Videos is consistent with the style, quality and focus of Playboy magazine.

     During fiscal 1993, the Company released 25 core Playboy Home Video titles, including the first celebrity video centerfold, which featured Jessica Hahn. Also released in fiscal 1993 were Hugh Hefner: Once Upon a Time, a documentary on the life of the Company's founder Hugh M. Hefner, and three titles that previously had been released exclusively through The Sharper Image. Management believed that the cost of releasing 25 new core titles, as in fiscal 1993, was too high compared to total revenues generated, and as a result reduced the number of new core titles released in fiscal 1994 to 14. The Company also released three titles in fiscal 1994 that previously had been released exclusively through The Sharper Image. The Company also released 14 new core titles in fiscal 1995, as management believes that this level of releases, combined with planned efforts to increase distribution outlets, is the appropriate strategy to optimize performance. Included in the fiscal 1995 core titles was the release of The Best of Pamela Anderson in June 1995, which became the first Playboy Home Video title ever to reach the number one spot on Billboard magazine's weekly Top Video Sales Chart ("Sales Chart") on August 5, 1995, a position that it has maintained for the last eight weeks ending September 23, 1995.

     Additionally, three other fiscal 1995 releases were in the top five on the Sales Chart. Also released in fiscal 1995 were Bix, a documentary following the career of jazz great Bix Beiderbecke, and two titles that had been previously released exclusively through The Sharper Image. Lastly, the Company also released in fiscal 1995 a workout video O.J. Simpson: Minimum Maintenance Fitness for Men ("Minimum Maintenance"). In December 1994, the distribution rights and the remaining inventory of Minimum Maintenance were sold, which resulted in an immaterial profit contribution. The Company plans to release 12 new core titles in fiscal 1996.

     In 1990, the Company entered into a strategic alliance with The Sharper Image to sell a "For Couples Only" video series. With the success of the first production, Playboy's Art of Sensual Massage, 12 additional productions have been completed through June 30, 1995, including in fiscal 1995, Making Love Series with Dr. Ruth Westheimer Arousal, Foreplay & Orgasm and Making Love Series with Dr. Barbara Keesling Volume II: Tantric Lovemaking. In fiscal 1996, the Company plans to release two additional titles through The Sharper Image. The tapes will then roll out to retail distribution in fiscal 1997. The Sharper Image guarantees a certain level of sales through its catalog and retail outlets in exchange for an exclusive distribution window. During that window, the Company may also sell the videocassettes through the Critics' Choice Video and Playboy catalogs. Following that period, the "For Couples Only" videos may be distributed by the Company through other distribution channels, including national retail outlets and other catalogs.

     In fiscal 1995, two new product lines were launched, a direct-response continuity series with Warner Music Enterprises, Inc. to attract new customers and encourage regular purchases of Playboy titles, and The Eros Collection, a small-budget Playboy-produced line of movies.

     The Company's Playboy Home Video products have been distributed in the U.S. and Canada by Uni Distribution Corp. ("Uni"), an MCA Entertainment Group company, whereby, until the fourth quarter of fiscal 1995, the Company was responsible for manufacturing the video product and for certain marketing and sales functions. The Company's new release titles are still distributed in this manner, however, in the fourth quarter the Company entered into a three-year licensing agreement with Uni related to catalog titles (titles in release for longer than a year). The Company now receives an annual guarantee for the catalog titles, subject to certain earn-out provisions in the final year, and the manufacturing and marketing is the responsibility of Uni.

     The Company also distributes its video programming via laser discs. In May 1992, the Company entered into an agreement with Image Entertainment, Inc. ("Image") under which Image will release all of the Company's videocassettes on laser discs. This agreement replaces an earlier agreement under which the Company's former videocassette distributor also distributed the Company's programming on laser discs. The current agreement gives the Company more control over the selling and marketing of its laser discs.

International Television and Home Video

     The Company also markets its programming to foreign broadcasters and pay television services. As appropriate, the licensees then customize, dub or subtitle the programming to meet the needs of individual markets. At the end of fiscal 1995, the Company's programming was available in 105 countries. While continuing to sell individual series, the Company has expanded its existing foreign network relationships by entering into exclusive multiyear multiproduct output agreements with overseas pay television distributors. These agreements enable the Company to have an ongoing branded presence in international markets and are expected to generate higher and more consistent revenues than selling programs on a show-by-show basis. As previously mentioned, in the fourth quarter of fiscal 1995 the Company launched the first international Playboy Television channel in the United Kingdom in partnership with Flextech plc, an entertainment company that is majority owned by a subsidiary of TCI, and British Sky Broadcasting Ltd. The Company will own 19% of the new channel, retaining an option to acquire additional equity, and will receive license fees for programming and the use of the Playboy brand name. A second international channel is planned to launch in Japan in early fiscal 1996, in which the Company will have a 20% interest.

     Through separate distribution agreements, the Company also distributes its U.S. home video products to countries in Latin America, Europe, Australia, Asia and Africa. These products are based on the videos produced for the U.S. market, with dubbing or subtitling into the local language where necessary.

PRODUCT MARKETING GROUP

     The revenues and operating income of the Product Marketing Group were as follows for the periods indicated in the following table (in millions):

                          Years Ended June 30,
                         -----------------------
                          1995     1994     1993
                         -----    -----    -----

     REVENUES            $ 6.8    $ 7.0    $ 7.8
                         =====    =====    =====

     OPERATING INCOME    $ 3.4    $ 2.5    $ 1.7
                         =====    =====    =====

     The Product Marketing Group is primarily responsible for the management of agreements for the worldwide manufacture, marketing and distribution of consumer products bearing one or more of the Company's trademarks and/or images. These include the Playboy, Playmate, Rabbit Head Design and Sarah Coventry trademarks, and images from the Company's extensive art collection.

Product Marketing

     The Company's licensed product lines consist primarily of men's and women's clothing, accessories, watches, jewelry, fragrances, small leather goods, stationery, eyewear and home fashions. These products are marketed in North America, Europe, Asia, Australia and Africa, primarily through retail outlets, including department and specialty stores and through retail mail order catalogs by licensees under exclusive license agreements that authorize the manufacture, sale and distribution of products in a designated territory.

     Royalties are based on a fixed or variable percentage of the licensee's total net sales, in many cases against a guaranteed minimum. In fiscal 1995, approximately 74% of the royalties earned from licensing the Company's trademarks was derived from licensees in the Far East, 13% from licensees in the United States, and the remainder from Europe, Australia, Canada and other territories.

     To capitalize on its international name recognition, the Company is increasing its overseas product marketing activities and is focusing on the rapidly developing consumer markets in China and other Far East countries. During fiscal 1995, the Company's Hong Kong-based apparel licensee continued to expand by increasing the number of freestanding Playboy shops and Playboy boutiques within department stores in China. During fiscal 1993, the licensee opened an apparel factory in the Peoples Republic of China and, in fiscal 1994 expanded the factory. In fiscal 1995, this licensee began building a larger factory to manufacture Playboy apparel.

     In fiscal 1993, the Company signed a licensing agreement with a multinational Malaysian-based conglomerate to produce and market a line of Playboy-branded condoms for initial sale in the Far East and, as a result, Playboy condoms were successfully introduced in Taiwan in fiscal 1994. The Company and its licensee continued to expand distribution in fiscal 1995 to Hong Kong, Singapore, Pakistan, Mexico, Peru and Venezuela, and expects to further penetrate Latin America and enter Russia, Spain and Portugal during fiscal 1996.

     The Company maintains control of the design and quality specifications of its licensed products to ensure that products are consistent with the quality of the Playboy image. To project a consistent image for Playboy-brand products throughout the world, the Company discontinued certain domestic products and low-end distribution in fiscal 1994, and, in fiscal 1995, launched a global advertising campaign and brand strategy to integrate all of the marketing efforts of the product licensees and to control the brand more effectively.

     On October 30, 1987, a subsidiary of the Company acquired substantially all of the assets of Sarah Coventry, Inc. The assets acquired were product license agreements with licensees in the United States and Canada and all of the trademarks and service marks of Sarah Coventry, Inc.

     To protect the success and potential future growth of the Company's product marketing and other businesses, the Company actively defends its trademarks throughout the world and monitors the marketplace for counterfeit products. Consequently, it initiates legal proceedings from time to time to prevent unauthorized use of the trademarks. In fiscal 1995, the Company developed and commenced use of a hologram on Playboy packaging as a mark of authenticity. While the trademarks differentiate the Company's products, the marketing of apparel and jewelry is an intensely competitive business that is extremely sensitive to shifts in consumer buying habits and fashion trends, as well as changes in the retail sales environment.

Art Products

     Through its wholly owned subsidiary, Special Editions, Ltd. ("Special Editions"), the Company develops and oversees the manufacture and distribution of art-related products based on the Company's extensive collection of artworks, many of which were commissioned as illustrations for Playboy magazine and for use in the Company's other businesses. These include posters, limited-edition prints, art watches, art ties, clocks and collectibles. Prominent artists represented have included Salvador Dali, Keith Haring, Leroy Neiman, Patrick Nagel, Alberto Vargas, Ed Paschke, Andy Warhol, Bas Van Reek, Karl Wirsum and Roger Brown. In an effort to increase product distribution and improve profitability of the art-related products, Special Editions is shifting its marketing approach from direct sales to licensing.

GAMING

     The Company is exploring opportunities to re-enter the gaming business.
The Company's image, international appeal and successful history in gaming makes this a logical extension into a fast growing field of adult entertainment. The Company, with a consortium of Greek investors, bid in June 1995 for an exclusive gaming license on the island of Rhodes, Greece. The Company expects to be notified whether its consortium won the competitive bid for this license by the end of September 1995. If a license is awarded to the consortium it is anticipated that the casino will open next summer. The Company is also exploring other gaming ventures. The Company's strategy will be to enter into joint-venture agreements with strong local partners in which it would consider taking equity positions as well as receiving license fees for the use of the Playboy name and trademarks.

SEASONALITY

     The Company's businesses are generally not seasonal in nature. However, second quarter revenues and operating income are typically impacted by higher newsstand cover prices of holiday issues. This, coupled with higher sales of subscriptions of Playboy magazine, also results in an increase in accounts receivable.

PROMOTIONAL AND OTHER ACTIVITIES

     The Company believes that its sales of products and services are enhanced by the public recognition of Playboy as a lifestyle. To establish such public recognition, the Company, among other activities, acquired in 1971, a mansion in Holmby Hills, California known as the "Playboy Mansion" where the Company's founder, Hugh M. Hefner, lives. The Playboy Mansion is used for various corporate activities, including serving as a valuable location for video production and magazine photography, business meetings, enhancing the Company's image, charitable functions and a wide variety of promotional and marketing purposes. The Playboy Mansion generates substantial publicity and recognition which increase public awareness of the Company and its products and services.
As indicated in Item 13, Mr. Hefner pays rent to the Company for that portion of the Playboy Mansion used exclusively for his and his family's residence as well as the value of meals and other benefits received by him, his family and personal guests. The total Playboy Mansion operating expenses (including depreciation, taxes and security), net of rent received from Mr. Hefner, attributable to the above-mentioned activities were approximately $3,865,000, $3,950,000 and $3,996,000 for the years ended June 30, 1995, 1994 and 1993, respectively.

     Through the Playboy Foundation, the Company supports not-for-profit organizations and projects concerned with issues historically of importance to Playboy magazine and its readers, including anti-censorship efforts, civil rights, AIDS education, prevention and research, and reproductive freedom. The Playboy Foundation provides financial support to many of these organizations and also donates public service advertising space in Playboy magazine and in-kind printing and design services.

EMPLOYEES

     At August 31, 1995, the Company employed 593 full-time employees compared to 583 at August 31, 1994. While there are employment disputes occurring from time to time, including actions before state and federal agencies, no material interruptions of services or activities have occurred due to individual employment disputes.

Item 2.  Properties

The Company leases office space at the following locations:

     The Company is lessee under a fifteen-year lease effective September 1, 1989 of approximately 100,000 square feet of corporate headquarters space located at 680 North Lake Shore Drive, Chicago, Illinois. The Company's initial base rental was approximately $900,000 per year. This rate is to be increased two percent per year until the tenth year of the term, after which the rent will
be further adjusted to reflect the then-existing market conditions.   The
Company was granted a rent abatement for the first two years of the lease. However, rent expense is being charged to operations on a straight-line basis over the term of the lease. Additionally, the lease requires the Company to pay its proportionate share of the building's real estate taxes and operating expenses. The majority of this space is used by all of the Company's operating groups, primarily Publishing.

     In fiscal 1993, the Company relocated its Publishing Group headquarters in New York City to approximately 50,000 square feet of space in the Crown Building, 730 Fifth Avenue, Manhattan. The Crown Building lease expires in 2004, has an average annual base rental expense of approximately $1,379,000, and is subject to periodic increases to reflect rising real estate taxes and operating expenses. The Company was granted a rent abatement under this lease; however, rent expense is being charged to operations on a straight-line basis over the term of the lease. Additionally, a limited amount of space is utilized by the Entertainment and Product Marketing Groups and executive and administrative personnel.

     The Company's principal Entertainment Group offices are located at 9242 Beverly Boulevard, Beverly Hills, California ("Beverly Building"). The Company holds a lease for approximately 40,000 square feet in the Beverly Building through March 2002, with an average annual base rental expense of approximately $1,551,000 per year, which is subject to annual increases calculated on a formula involving tax and operating expense increases. The Company was granted a partial rent abatement for the first two years of the lease. However, rent expense is being charged to operations on a straight-line basis over the term of the lease. Additionally, a limited amount of space is utilized by the Publishing Group and executive and administrative personnel.

The Company leases space for its operations facilities at the following locations:

     In fiscal 1993, the Company entered into a five-year lease, which includes a purchase option, for a 64,000 square foot warehouse facility in Itasca, Illinois, which is used by its Catalog Group for order fulfillment and related activities for its operations. The warehouse also houses a portion of the Company's data processing operation and serves as a storage facility for the entire Company. The average annual base rental expense under this lease is approximately $300,000. The Company previously housed these operations in a warehouse it owned in Elk Grove Village, Illinois, that was sold in fiscal 1993.

     The Company's West Coast photography studio was relocated in March 1994 to Santa Monica, California, under terms of a ten-year lease, which commenced January 1, 1994. The lease is for approximately 9,800 square feet of space, with an average annual base rental expense of approximately $182,000. The Company was granted a rent abatement under this lease; however, rent expense is being charged to operations on a straight-line basis over the term of the lease. Additionally, the lease requires the Company to pay its proportionate share of the building's real estate taxes and operating expenses.

     In June 1995, the Company entered into a two-year lease effective July 1, 1995 for a motion picture production facility to be used by its Entertainment Group located in Los Angeles, California. The lease is for 11,600 square feet, with an annual base rental expense of approximately $104,000.

The Company owns a Holmby Hills, California mansion property comprised of 5-1/2 acres. See also "Promotional and Other Activities" under Item 1.

Item 3.  Legal Proceedings

     The Company is from time to time a defendant in suits for defamation and violation of rights of privacy, many of which allege substantial or unspecified damages, which are vigorously defended by the Company. The Company is presently engaged in other litigation, most of which is generally incidental to the normal conduct of its business and which is either immaterial in amount, expected to be covered by the Company's insurance carriers, reserved against, or which management believes to be without merit. Management believes that its reserves are adequate and that no such action will have a material adverse impact on the Company's financial condition. However, there can be no assurance that the Company's ultimate liability will not exceed its reserves. See Note U of Notes to Consolidated Financial Statements.

     On August 14, 1990, a purported class action for unspecified damages was filed by a stockholder in the Circuit Court of Cook County, Illinois, on behalf of an alleged class composed of those persons who are owners of shares of the common stock of the Company. The suit names as defendants the Company and the following present and former directors: Christie Hefner, Hugh M. Hefner, William A. Emerson, John R. Purcell, Robert Kamerschen, Mark H. McCormack, Richard S. Rosenzweig and Sol Rosenthal. During the third quarter of fiscal 1991, the plaintiffs agreed to dismiss the action against one of the Company's former directors, Mark H. McCormack. The suit alleges that the individual defendants violated their fiduciary duty to the class by approving the Company's stock recapitalization plan, which became effective on June 7, 1990. The suit also requests that the recapitalization plan be reversed. The Company and most of the individual defendants have been served and have filed an answer denying all substantive complaint allegations. In February 1995, the Court granted the Company's motion for summary judgment and the case was dismissed. Plaintiffs have filed an appeal. Management believes that the action is without merit and will continue to defend such action vigorously. In accordance with the Company's bylaws and Delaware law, the Company has agreed with all individual defendants to advance the fees and costs they might incur prior to the final disposition of the case, on the condition that such individuals shall repay the amounts advanced if it is finally determined that any respective individual is not entitled under Delaware law to be indemnified by the Company for such expenses.

Item 4.  Submission of Matters to a Vote of Security Holders

     There were no matters submitted to a vote of security holders during the fourth quarter of fiscal 1995.

EXECUTIVE OFFICERS

The following table sets forth information with respect to the Company's executive officers:


Name, Age and Position           Business Experience During Past 5 Years
- ----------------------           ---------------------------------------

Hugh M. Hefner, 69               Founded the Company in 1953. Has been Chairman
Chairman Emeritus and            Emeritus and Editor-in-Chief since November
Editor-in-Chief                  1988. From October 1976 to November 1988 served
                                 as Chairman of the Board and Chief Executive
                                 Officer, and before that served as Chairman, President and Chief Executive Officer.

Christie Hefner, 42              Appointed to present position in November 1988.
Chairman of the Board            From September 1986 to November 1988 served as
and Chief Executive Officer      Vice Chairman of the Board, President and Chief
                                 Operating Officer. From February 1984 to
                                 September 1986 served as President and Chief
                                 Operating Officer; had been President since
                                 April 1982. From January 1978 to April 1982 was a Corporate Vice President. She joined the
                                 Company in 1975 as Special Assistant to the Chairman of the Board.

David I. Chemerow, 44            Appointed to present position in October 1990.
Executive Vice President,        From 1988 to 1990 served as President of
Finance and Operations,          Beechwood Capital Corporation, an investment
and Chief Financial Officer      company involved in acquiring and operating
                                 businesses. From 1975 to 1988 held various executive positions at Primerica Corporation, including Senior Vice President and Corporate
                                 Controller and Senior Vice President of
                                 Operations.

Richard S. Rosenzweig, 60        Appointed to present position in November 1988.
Executive Vice President         From May 1982 to November 1988 served as
                                 Executive Vice President, Office of the
                                 Chairman. From July 1980 to May 1982 served as
                                 Executive Vice President, Corporate Affairs.
                                 From January 1977 to June 1980 he was Executive
                                 Vice President for West Coast Operations. His other positions with the Company have included
                                 Executive Vice President, Publications Group, and Associate Publisher, Playboy magazine. He has been with the Company since 1958.

Howard Shapiro, 48               Appointed to present position in September
Executive Vice President,        1989. From May 1985 to September 1989 served as
Law and Administration and       Senior Vice President, Law and Administration
General Counsel                  and General Counsel. From July 1984 to May 1985
                                 served as Senior Vice President and General
                                 Counsel. From September 1983 to July 1984 served as Vice President and General Counsel.
                                 From May 1981 to September 1983 served as
                                 Corporate Counsel. From June 1978 to May 1981
                                 served as Division Counsel. From November 1973 to June 1978 served as Staff Counsel.

Name, Age and Position           Business Experience During Past 5 Years
- ----------------------           ---------------------------------------

Anthony J. Lynn, 43              Appointed to present position in June 1992.
Executive Vice President and     From 1991 to 1992 served as President of
President, Entertainment Group   international television distribution and
                                 worldwide pay television at MGM-Pathe
                                 Communications Co., where he was Executive Vice
                                 President since 1987.

Robert B. Beleson, 44            Appointed to present position in May 1991. From
Senior Vice President and        1989 to 1991 served as President of RB
Chief Marketing Officer          International Ltd., a marketing consulting
                                 company that specialized in niche marketing and image development. From 1982 to 1989 served as President of Remy Martin Amerique, a domestic and international distributor of alcoholic beverages.

Rebecca S. Maskey, 47            Appointed to present position in April 1993.
Senior Vice President,           From April 1993 to June 1995 also served as
Finance                          Treasurer. From January 1990 to April 1993
                                 served as Vice President, Financial Services and Treasurer. From August 1988 to January 1990 served as Vice President and Treasurer. From
                                 January 1987 to August 1988 served as
                                 Treasurer. From January 1985 to January 1987 served as Assistant Treasurer.

Martha O. Lindeman, 44           Appointed to present position in March 1992.
Vice President, Corporate        From 1986 to 1992 served as Manager of
Communications and               Communications at the Tribune Company, a
Investor Relations               leading information and entertainment company.

                                    PART II

Item 5.  Market for Registrant's Common Stock and Related Stockholder Matters

     The stock price information, as reported in the New York Stock Exchange Composite Listing, set forth in Note V of Notes to Consolidated Financial Statements in the fiscal 1995 Annual Report is incorporated herein by reference. The registrant's securities are traded on the exchanges listed on the cover page of this Form 10-K Report. As of August 31, 1995, there were 8,563 and 9,045 record holders of Class A Common Stock and Class B Common Stock, respectively. There were no cash dividends declared during either of the two fiscal years in the period ended June 30, 1995.

Item 6.  Selected Financial Data

     The net revenues, income (loss) from continuing operations before extraordinary item and cumulative effect of change in accounting principle, total assets, long-term financing obligations, income (loss) from continuing operations before extraordinary item and cumulative effect of change in accounting principle per common share and cash dividends declared per common share for each of the five fiscal years in the period ended June 30, 1995, set forth under the caption "Selected Financial and Operating Data" on page 23 of the fiscal 1995 Annual Report are incorporated herein by reference.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

     The information set forth under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations" on pages 25 - 31 of the fiscal 1995 Annual Report is incorporated herein by reference.

Item 8.  Financial Statements and Supplementary Data

     The following consolidated financial statements of the registrant and report of independent accountants set forth on pages 32 - 43 of the fiscal 1995 Annual Report are incorporated herein by reference:

     Consolidated Statements of Operations - Years ended June 30, 1995, 1994 and
       1993.

     Consolidated Balance Sheets - June 30, 1995 and 1994.

     Consolidated Statements of Shareholders' Equity - Years ended June 30,
       1995, 1994 and 1993.

     Consolidated Statements of Cash Flows - Years ended June 30, 1995, 1994 and
       1993.

     Notes to Consolidated Financial Statements.

     Report of Independent Accountants.

     Report of Management.

     The supplementary data regarding quarterly results of operations set forth in Note V of Notes to Consolidated Financial Statements on pages 41 and 42 of the fiscal 1995 Annual Report is incorporated herein by reference.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

     None.

                                    PART III

     Information required by Items 10, 11, 12 and 13 is contained in the registrant's Notice of Annual Meeting of Stockholders and Proxy Statement dated September 28, 1995, which will be filed within 120 days after the close of the registrant's fiscal year ended June 30, 1995, and is incorporated herein by reference. Information regarding executive officers is contained on pages 19 and 20 of this Form 10-K Report.

                                    PART IV

Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K

(a)  Certain Documents Filed as Part of the Form 10-K

     Financial Statements of the registrant and report of independent accountants following as set forth under Item 8 of this Form 10-K Report and which have been incorporated by reference from pages 32-43 of the fiscal 1995 Annual Report:

          Consolidated Statements of Operations - Years ended June 30, 1995,
            1994 and 1993

          Consolidated Balance Sheets - June 30, 1995 and 1994

          Consolidated Statements of Shareholders' Equity - Years ended June 30,
            1995, 1994 and 1993

          Consolidated Statements of Cash Flows - Years ended June 30, 1995,
            1994 and 1993

          Notes to Consolidated Financial Statements

          Report of Independent Accountants*

          Report of Management

          The supplementary data regarding quarterly results of operations as set forth in Note V of Notes to Consolidated Financial Statements on pages 41 and 42 of the fiscal 1995 Annual Report and which have been incorporated by reference.

     Financial Statement Schedule of the registrant not included in the fiscal 1995 Annual Report but filed herewith:

                                                                  Page
                                                                  ----

          Schedule II - Valuation and Qualifying Accounts          31

     * The report of the registrant's independent accountants with respect to the Financial Statement Schedule appears on page 30 of this Form 10-K Report.

(b)  Reports on Form 8-K

     There were no reports on Form 8-K filed by the Company during the fourth quarter of fiscal 1995

(c)  Exhibits

     (1)  Restated Certificate of Incorporation of the Company

     (2)  Restated bylaws of the Company (incorporated by reference to Exhibit
          3.2 from the Company's annual report on Form 10-K for the year ended June 30, 1994 (the "1994 Form 10-K"))

     (3)  Stock Incentive Plan

          a    Playboy Enterprises, Inc. 1995 Stock Incentive Plan

          b Form of Non-Qualified Stock Option Agreement for Non-Qualified Stock Options which may be granted under the Plan

          c Form of Incentive Stock Option Agreement for Incentive Stock Option granted under the Plan

          d Form of Restricted Stock Agreement for Restricted Stock issued under the Plan

          (incorporated by reference to Exhibits 4.2, 4.3, 4.4 and 4.5 from the Registration Statement No. 33-58145 on Form S-8 dated March 20, 1995)

     (4) Playboy Channel Cable Distribution Agreement dated as of March 14, 1986 between Playboy Enterprises, Inc. and Rainbow Programming Services Company (incorporated by reference to Exhibit 10.8 from the Company's annual report on Form 10-K for the year ended June 30, 1991 (the "1991 Form 10-K"))

     (5)  Playboy Magazine Printing and Binding Agreements

          a May 15, 1990 agreement between Playboy Enterprises, Inc. and Quad/Graphics, Inc. regarding printing of Playboy Magazine

          b Letter agreement dated April 11, 1990 between Playboy Enterprises, Inc. and Quad/Graphics, Inc.

     (6) Playboy Magazine Distribution Agreement dated as of June 6, 1994 between Playboy Enterprises, Inc. and Warner Publisher Services, Inc. (incorporated by reference to Exhibit 10.9 from the 1994 Form 10-K)

     (7)  Playboy Magazine Subscription Fulfillment Agreement

          a July 1, 1987 agreement between Communication Data Services, Inc. and Playboy Enterprises, Inc. (incorporated by reference to Exhibit 10.12(a) from the Company's annual report on Form 10-K for the year ended June 30, 1992 (the "1992 Form 10-K"))

          b Amendments to said Fulfillment Agreement dated as of September 1, 1987 and June 1, 1988 (incorporated by reference to Exhibit 10.12(b) from the Company's annual report on Form 10-K for the year ended June 30, 1993 (the "1993 Form 10-K"))

          c Amendment dated as of July 1, 1990 to said Fulfillment Agreement (incorporated by reference to Exhibit 10.12(c) from the 1991 Form 10-K)

          d    Amendment dated as of November 21, 1994 to said Fulfillment
               Agreement

     (8) Distribution License to Exploit Home Video Rights effective October 1, 1991 between Playboy Video Enterprises, Inc. and Uni Distribution Corp. (incorporated by reference to Exhibit 10.16 from the 1991 Form 10-K)

     (9) Transponder Lease Agreement dated as of December 31, 1992 between Playboy Entertainment Group, Inc. and General Electric Capital Corporation (incorporated by reference to Exhibit 10.3 from the Company's quarterly report on Form 10-Q for the quarter ended December 31, 1992 (the "Second Quarter 1993 Form 10-Q"))

     (10) Distribution Agreement dated as of March 24, 1995 between Playboy Entertainment Group, Inc. and Uni Distribution Corp. regarding licensing and sale of domestic home video product

     (11) Agreement effective January 12, 1995 between Playboy Entertainment Group, Inc., Continental Shelf 16 Limited and Playboy TV UK/Benelux Limited regarding the establishment of a Playboy TV pay television service in the United Kingdom

     (12) Warner Home Video/Critics' Choice Direct Marketing License Agreement dated February 22, 1994 regarding purchase of Turner product

     (13) Warner Home Video/Critics' Choice Direct Marketing License Agreement dated February 22, 1994 regarding purchase of non-Turner product

     (14) Revolving Line of Credit

          a Credit Agreement dated as of February 10, 1995 by and among Playboy Enterprises, Inc., Harris Trust and Savings Bank and LaSalle National Bank

          b    Amendment to February 10, 1995 Credit Agreement dated March 31,
               1995

     (15) Playboy Mansion West Lease Agreement, as amended, between Playboy Enterprises, Inc. and Hugh M. Hefner a Letter of Interpretation of Lease (incorporated by reference to Exhibit 10.3(a) from the 1991 Form 10-K)

          b Agreement of lease (incorporated by reference to Exhibit 10.3(b) from the 1991 Form 10-K)

     (16) Los Angeles Office Lease dated as of July 25, 1991 between Playboy Enterprises, Inc. and Beverly Mercedes Place, Ltd. (incorporated by reference to Exhibit 10.6(c) from the 1991 Form 10-K)

     (17) Chicago Office Lease Documents

          a Office Lease dated April 7, 1988 by and between Playboy Enterprises, Inc. and LaSalle National Bank as Trustee under Trust No. 112912 (incorporated by reference to Exhibit 10.7(a) from the 1993 Form 10-K)

          b    Amendment to April 7, 1988 lease dated October 26, 1989

          c Amendment to April 7, 1988 lease dated June 1, 1992 (incorporated by reference to Exhibit 10.1 from the Second Quarter 1993 Form 10-Q)

          d    Amendment to April 7, 1988 lease dated August 30, 1993

     (18) New York Office Lease Agreement dated August 11, 1992 between Playboy Enterprises, Inc. and Lexington Building Co. (incorporated by reference to Exhibit 10.9(b) from the 1992 Form-K)

     (19) Itasca Warehouse Lease Agreement dated as of October 20, 1992 between Teachers' Retirement System of the State of Illinois and Playboy Enterprises, Inc. (incorporated by reference to Exhibit 10.4 from the Second Quarter 1993 Form 10-Q)

     (20) Selected Company Remunerative Plans

          a    Executive Car Lease Program dated June 11, 1993

          b Administrative Statement for the Executive Car Lease Program dated March 1, 1992 (incorporated by reference to Exhibit 10.2(b) from the 1992 Form 10-K)

          c    Executive Protection Program dated March 1, 1990

          d    Deferred Compensation Plan for Employees

          e    Deferred Compensation Plan for Nonemployee Directors

          (items (d) and (e) incorporated by reference to Exhibits 10.2(g) and (h), respectively, from the 1992 Form 10-K)

          f First Amendment to Deferred Compensation Plan for Employees (incorporated by reference to Exhibit 10.1(f) from the 1994 Form 10-K)

     (21) Selected Employment, Termination and Other Agreements

          a Undertaking regarding indemnification in Lewis v. Playboy Enterprises, Inc. civil action

          b Playboy Enterprises, Inc. 1989 Stock Option Plan, as amended, For Key Employees (the "1989 Option Plan")(incorporated by reference to Exhibit 10.4 (mm) from the 1991 Form 10-K)

          c    Playboy Enterprises, Inc. 1989 Stock Option Agreement

          d Letter dated July 18, 1990 pursuant to the June 7, 1990 recapitalization regarding adjustment of options

          e Consent and Amendment dated March 19, 1991 regarding the 1989 Option Plan

          f Playboy Enterprises, Inc. 1991 Non-Qualified Stock Option Plan for Non-Employee Directors

          g Employment Agreement dated October 15, 1990 between Playboy Enterprises, Inc. and David Chemerow

          (items (e), (f) and (g) incorporated by reference to Exhibits 10.4(aa), (nn) and (ss), respectively, from the 1991 Form 10-K)

          h Playboy Enterprises, Inc. Severance Agreement dated March 1, 1991 (incorporated by reference to Exhibit 10.4(vv) from the 1991 Form 10-K)

          i Employment Agreement dated May 21, 1992 between Playboy Enterprises, Inc. and Anthony J. Lynn (incorporated by reference to Exhibit 10.4(bbb) from the 1992 Form 10-K)

          j Amendment dated September 12, 1994 regarding the Employment Agreement dated May 21, 1992 between Playboy Enterprises, Inc. and Anthony J. Lynn

          k Amendment dated June 28, 1995 regarding the Employment Agreement dated May 21, 1992 between Playboy Enterprises, Inc. and Anthony
               J. Lynn

          l Memorandum regarding reimbursement to Hugh M. Hefner of expenses incurred in connection with the Company's secondary offering (incorporated by reference to Exhibit 10.4(ggg) from the 1992 Form 10-K)

     (22) Computation of Net Income (Loss) Per Share

     (23) Annual Report to Security Holders

          Herewith filed as an exhibit only with respect to the parts incorporated by reference in this Form 10-K. The report, except for portions expressly incorporated by reference, is furnished for the information of the Commission only and is not to be deemed "filed" as part of the filing.

     (24) Parent and Subsidiaries

     (25) Consent of Independent Public Accountants

     (26) Financial Data Schedule

(d)  Financial Statement Schedules

     Not applicable

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                               PLAYBOY ENTERPRISES, INC.


September 22, 1995                             By s/David I. Chemerow
                                                  -------------------------
                                                    David I. Chemerow
                                                    Executive Vice President,
                                                    Finance and Operations,
                                                    and Chief Financial Officer


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.




s/Christie Hefner                          September 19, 1995
- ---------------------------------------
Christie Hefner
Chairman of the Board,
Chief Executive Officer and Director

s/Richard S. Rosenzweig                    September 20, 1995
- ---------------------------------------
Richard S. Rosenzweig
Executive Vice President and Director

s/Dennis S. Bookshester                    September 20, 1995
- ---------------------------------------
Dennis S. Bookshester
Director

s/Robert Kamerschen                        September 20, 1995
- ---------------------------------------
Robert Kamerschen
Director

s/John R. Purcell                          September 20, 1995
- ---------------------------------------
John R. Purcell
Director

s/Sol Rosenthal                            September 20, 1995
- ---------------------------------------
Sol Rosenthal
Director

s/David I. Chemerow                        September 22, 1995
- ---------------------------------------
David I. Chemerow
Executive Vice President,
Finance and Operations,
and Chief Financial Officer

s/Rebecca S. Maskey                        September 19, 1995
- ---------------------------------------
Rebecca S. Maskey
Senior Vice President,
Finance

All agreements listed below may have additional exhibits which are not attached. All such exhibits are available upon request, provided the requesting party shall pay a fee for copies of such exhibits, which fee shall be limited to the Company's reasonable expenses incurred in furnishing these documents.

Exhibit
Number    Description
- ------    -----------

* 3.1     Restated Certificate of Incorporation of the Company

  3.2 Restated bylaws of the Company (incorporated by reference to Exhibit 3.2 from the 1994 Form 10-K)

 10.1     Stock Incentive Plan

          a  Playboy Enterprises, Inc. 1995 Stock Incentive Plan

          b Form of Non-Qualified Stock Option Agreement for Non-Qualified Stock Options which may be granted under the Plan

          c  Form of Incentive Stock Option Agreement for
             Incentive Stock Option granted under the Plan

          d  Form of Restricted Stock Agreement for Restricted
             Stock issued under the Plan

          (incorporated by reference to Exhibits 4.2, 4.3, 4.4
          and 4.5 from the Registration Statement No. 33-58145
          on Form S-8 dated March 20, 1995)

 10.2 Playboy Channel Cable Distribution Agreement dated as of March 14, 1986 between Playboy Enterprises, Inc. and Rainbow Programming Services Company (incorporated by reference to Exhibit 10.8 from the 1991 Form 10-K)

*10.3     Playboy Magazine Printing and Binding Agreements

          a  May 15, 1990 agreement between Playboy Enterprises,
             Inc. and Quad/Graphics, Inc. regarding printing of Playboy Magazine

          b Letter agreement dated April 11, 1990 between Playboy Enterprises, Inc. and Quad/Graphics, Inc.

 10.4 Playboy Magazine Distribution Agreement dated as of June 6, 1994 between Playboy Enterprises, Inc. and Warner Publisher Services, Inc. (incorporated by reference to Exhibit 10.9 from the 1994 Form 10-K)

 10.5     Playboy Magazine Subscription Fulfillment Agreement

          a  July 1, 1987 agreement between Communication
             Data Services, Inc. and Playboy Enterprises, Inc.
             (incorporated by reference to Exhibit 10.12(a) from the 1992 Form 10-K)

          b Amendments to said Fulfillment Agreement dated as of September 1, 1987 and June 1, 1988 (incorporated by reference to Exhibit 10.12(b) from the 1993 Form 10-K)

          c Amendment dated as of July 1, 1990 to said Fulfillment Agreement (incorporated by reference to Exhibit
             10.12(c) from the 1991 Form 10-K)

         *d  Amendment dated as of November 21, 1994 to said
             Fulfillment Agreement

  10.6 Distribution License to Exploit Home Video Rights effective October 1, 1991 between Playboy Video
          Enterprises, Inc. and Uni Distribution Corp.
          (incorporated by reference to Exhibit 10.16 from the 1991 Form 10-K)

 10.7 Transponder Lease Agreement dated as of December 31, 1992 between Playboy Entertainment Group, Inc. and General Electric Capital Corporation (incorporated by reference to Exhibit 10.3 from the Second Quarter 1993 Form 10-Q)

*10.8 Distribution Agreement dated as of March 24, 1995 between Playboy Entertainment Group, Inc. and Uni
          Distribution Corp. regarding licensing and sale of domestic home video product

*10.9 Agreement effective January 12, 1995 between Playboy Entertainment Group, Inc., Continental Shelf 16 Limited and Playboy TV UK/Benelux Limited regarding the establishment of a Playboy TV pay television service in the United Kingdom

*10.10    Warner Home Video/Critics' Choice Direct Marketing
          License Agreement dated February 22, 1994 regarding purchase of Turner product

*10.11    Warner Home Video/Critics' Choice Direct Marketing
          License Agreement dated February 22, 1994 regarding purchase of non-Turner product

*10.12    Revolving Line of Credit

          a Credit Agreement dated as of February 10, 1995 by and among Playboy Enterprises, Inc., Harris Trust and Savings Bank and LaSalle National Bank

          b Amendment to February 10, 1995 Credit Agreement dated March 31, 1995

 10.13 Playboy Mansion West Lease Agreement, as amended, between Playboy Enterprises, Inc. and Hugh M. Hefner a Letter of Interpretation of Lease (incorporated by reference to Exhibit 10.3(a) from the 1991 Form 10-K)

          b Agreement of lease (incorporated by reference to Exhibit 10.3(b) from the 1991 Form 10-K)

 10.14 Los Angeles Office Lease dated as of July 25, 1991 between Playboy Enterprises, Inc. and Beverly Mercedes
          Place, Ltd. (incorporated by reference to Exhibit
          10.6(c) from the 1991 Form 10-K)

 10.15    Chicago Office Lease Documents

          a Office Lease dated April 7, 1988 by and between Playboy Enterprises, Inc. and LaSalle National Bank as Trustee under Trust No. 112912 (incorporated by reference to Exhibit 10.7(a) from the 1993 Form 10-K)

         *b  Amendment to April 7, 1988 lease dated October 26, 1989

          c  Amendment to April 7, 1988 lease dated June 1, 1992
             (incorporated by reference to Exhibit 10.1 from the Second Quarter 1993 Form 10-Q)

         *d  Amendment to April 7, 1988 lease dated August 30, 1993

 10.16 New York Office Lease Agreement dated August 11, 1992 between Playboy Enterprises, Inc. and Lexington
          Building Co. (incorporated by reference to Exhibit 10.9(b) from the 1992 Form 10-K)

 10.17 Itasca Warehouse Lease Agreement dated as of October 20, 1992 between Teachers' Retirement System of the State of Illinois and Playboy Enterprises, Inc. (incorporated by reference to Exhibit 10.4 from the Second Quarter 1993 Form 10-Q)

 10.18    Selected Company Remunerative Plans

         *a  Executive Car Lease Program dated June 11, 1993

          b  Administrative Statement for the Executive Car Lease
             Program dated March 1, 1992 (incorporated by reference to Exhibit 10.2(b) from the 1992 Form 10-K)

         *c  Executive Protection Program dated March 1, 1990

          d  Deferred Compensation Plan for Employees

          e  Deferred Compensation Plan for Nonemployee Directors

          (items (d) and (e) incorporated by reference to Exhibits 10.2(g) and (h), respectively, from the 1992 Form 10-K)

          f  First Amendment to Deferred Compensation Plan for
             Employees (incorporated by reference to Exhibit 10.1(f) from the 1994 Form 10-K)

 10.19    Selected Employment, Termination and Other Agreements

         *a Undertaking regarding indemnification in Lewis v. Playboy Enterprises, Inc. civil action

          b Playboy Enterprises, Inc. 1989 Stock Option Plan, as amended, For Key Employees (the "1989 Option Plan")
             (incorporated by reference to Exhibit 10.4(mm) from the 1991 Form 10-K)

         *c  Playboy Enterprises, Inc. 1989 Stock Option Agreement

         *d  Letter dated July 18, 1990 pursuant to the June 7,
             1990 recapitalization regarding adjustment of options

          e Consent and Amendment dated March 19, 1991 regarding the 1989 Option Plan

          f  Playboy Enterprises, Inc. 1991 Non-Qualified Stock
             Option Plan for Non-Employee Directors

          g Employment Agreement dated October 15, 1990 between Playboy Enterprises, Inc. and David Chemerow

          (items (e), (f) and (g) incorporated by reference to Exhibits 10.4(aa), (nn) and (ss), respectively, from the 1991 Form 10-K)

          h Playboy Enterprises, Inc. Severance Agreement dated March 1, 1991 (incorporated by reference to Exhibit 10.4(vv) from the 1991 Form 10-K)

          i  Employment Agreement dated May 21, 1992 between
             Playboy Enterprises, Inc. and Anthony J. Lynn
             (incorporated by reference to Exhibit 10.4(bbb) from the 1992 Form 10-K)

         *j  Amendment dated September 12, 1994 regarding the
             Employment Agreement dated May 21, 1992 between
             Playboy Enterprises, Inc. and Anthony J. Lynn

         *k Amendment dated June 28, 1995 regarding the Employment Agreement dated May 21, 1992 between Playboy Enterprises, Inc. and Anthony J. Lynn
          l Memorandum regarding reimbursement to Hugh M. Hefner of expenses incurred in connection with the Company's secondary offering (incorporated by reference to Exhibit 10.4(ggg) from the 1992 Form 10-K)

*11.      Computation of Net Income (Loss) Per Share

*13.      Annual Report to Security Holders

          Herewith filed as an exhibit only with respect to the parts incorporated by reference in this Form 10-K. The report, except for portions expressly incorporated by reference, is furnished for the information of the Commission only and is not to be deemed "filed" as part of the filing.

*21.      Parent and Subsidiaries

*23.      Consent of Independent Public Accountants

*27.      Financial Data Schedule

- --------------

*  Filed herewith

                       REPORT OF INDEPENDENT ACCOUNTANTS
                       ---------------------------------
                        ON FINANCIAL STATEMENT SCHEDULES
                        --------------------------------



To the Shareholders and Board of Directors
Playboy Enterprises, Inc.



     Our report on the consolidated financial statements of Playboy Enterprises, Inc. and its Subsidiaries has been incorporated by reference in this Form 10-K from page 43 of the fiscal 1995 Annual Report to Shareholders of Playboy Enterprises, Inc. and its Subsidiaries. In connection with our audits of such financial statements, we have also audited the related financial statement schedule listed in the index on page 22 of this Form 10-K.

     In our opinion, the financial statement schedules referred to above, when considered in relation to the basic financial statements taken as a whole, present fairly, in all material respects, the information required to be included therein.



Coopers & Lybrand L.L.P.



Chicago, Illinois
August 2, 1995

                   PLAYBOY ENTERPRISES, INC. AND SUBSIDIARIES
                                  SCHEDULE II
                       VALUATION AND QUALIFYING ACCOUNTS
                FOR THE YEARS ENDED JUNE 30, 1995, 1994 AND 1993
                                 (IN THOUSANDS)


=======================================================================================================
COLUMN A                                    COLUMN B          COLUMN C           COLUMN D     COLUMN E
- -----------------------------------------  ----------  ----------------------  ------------  -----------
                                                              Additions
                                                       -----------------------
                                           Balance at  Charged to   Charged to               Balance at
                                           Beginning   Costs and       Net                       End
Description                                of Period    Expenses    Revenues    Deductions    of Period
- -----------------------------------------  ----------  ----------  -----------  ----------    ---------

Allowance deducted in the balance sheet
  from the asset to which it applies:

Year ended June 30, 1995:

  Allowance for doubtful accounts           $ 3,155      $3,751    $      -     $ 2,069(a)     $ 4,837
                                            =======      ======    ========     =======        =======

  Allowance for returns                     $18,612      $    -    $57,057(b)   $54,717(c)     $20,952
                                            =======      ======    =======      =======        =======

Year ended June 30, 1994:

  Allowance for doubtful accounts           $ 2,843      $3,210    $     -      $ 2,898(a)     $ 3,155
                                            =======      ======    =======      =======        =======

  Allowance for returns                     $21,631      $    -    $53,486(b)   $56,505(c)     $18,612
                                            =======      ======    =======      =======        =======

Year ended June 30, 1993:

  Allowance for doubtful accounts           $ 1,903      $2,891    $     -      $ 1,951(a)     $ 2,843
                                            =======      ======    =======      =======        =======

  Allowance for returns                     $19,375      $    -    $57,381(b)   $55,125(c)     $21,631
                                            =======      ======    =======      =======        =======

Notes:

(a) Represents uncollectible accounts less recoveries. Also included in fiscal 1994 amount was $66 related to a discount for early payment of a receivable.

(b) Represents provisions for estimated returns of Playboy magazine, other Playboy publications and domestic home video.

(c)  Represents settlements on provisions previously recorded.