Form 10-Q
period 1995-09-30
PLAYBOY ENTERPRISES INC
filed 1995-11-13
CIK 79114

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-Q



(Mark One)

[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 1995

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
    ACT OF 1934
For the transition period from .................... to ....................


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


                                 (312) 751-8000
              (Registrant's telephone number, including area code)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. YES [X]   NO
                                       ---     ---
As of October 31, 1995, there were 4,713,954 shares of Class A Common Stock, par value $.01 per share and 15,276,189 shares of Class B Common Stock, par value $.01 per share, outstanding.

                   PLAYBOY ENTERPRISES, INC. AND SUBSIDIARIES
                               INDEX TO FORM 10-Q

                                  ____________

                                                             Page Number
                                                             -----------


Part I.   Financial Information

          Condensed Consolidated Statements of
          Operations for the Quarters Ended
          September 30, 1995 and 1994                              3

          Condensed Consolidated Balance Sheets
          at September 30, 1995 and June 30, 1995                  4

          Condensed Consolidated Statements of Cash Flows
          for the Quarters Ended September 30, 1995 and 1994       5

          Notes to Condensed Consolidated Financial
          Statements                                             6-7

          Management's Discussion and Analysis of
          Financial Condition and Results of Operations         8-13

Part II.  Other Information                                       14

                   PLAYBOY ENTERPRISES, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS for the Quarters Ended September 30 (Unaudited)
                    (In thousands, except per share amounts)


                                                 1995       1994*
                                               ---------  ---------

Net revenues                                   $ 62,263   $ 57,218
                                               --------   --------

Costs and expenses:
 Cost of sales                                  (53,684)   (50,729)
 Selling and administrative expenses             (7,139)    (7,353)
                                               --------   --------
   Total costs and expenses                     (60,823)   (58,082)
                                               --------   --------

     Operating income (loss)                      1,440       (864)
                                               --------   --------

Nonoperating income (expense):
 Investment income                                   16         11
 Interest expense                                  (156)      (165)
 Other, net                                         (26)       (13)
                                               --------   --------
   Total nonoperating expense                      (166)      (167)
                                               --------   --------

     Income (loss) before income taxes            1,274     (1,031)

Income tax expense                                 (262)      (197)
                                               --------   --------

     Net income (loss)                         $  1,012   $ (1,228)
                                               ========   ========

Weighted average number of common shares
  outstanding                                    19,990     19,971
                                               ========   ========

Net income (loss) per common share             $    .05   $   (.06)
                                               ========   ========



* Certain reclassifications have been made to conform to the current year presentation.


The accompanying notes are an integral part of these consolidated financial statements.

                   PLAYBOY ENTERPRISES, INC. AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                       (In thousands, except share data)

                                                                 (Unaudited)
                                                                  Sept. 30,   June 30,
                                                                    1995        1995
                                                                 -----------  ---------
Assets
------
  Cash and cash equivalents                                        $  1,054    $  1,471
  Receivables, net of allowance for doubtful accounts of
   $4,961 and $4,837, respectively                                   23,153      24,151
  Inventories                                                        22,704      21,428
  Programming costs                                                  28,267      29,740
  Deferred subscription acquisition costs                             9,802       9,176
  Other current assets                                               10,365      10,190
                                                                   --------    --------
    Total current assets                                             95,345      96,156
                                                                   --------    --------

  Property and equipment, at cost                                    36,673      36,576
  Accumulated depreciation                                          (23,698)    (23,100)
                                                                   --------    --------
    Property and equipment, net                                      12,975      13,476
                                                                   --------    --------

  Programming costs - noncurrent                                      5,170       3,209
  Trademarks                                                         11,160      11,046
  Net deferred tax assets                                             6,493       6,493
  Other noncurrent assets                                             7,436       7,455
                                                                   --------    --------

  Total assets                                                     $138,579    $137,835
                                                                   ========    ========

Liabilities
-----------
  Short-term borrowings                                            $  6,000    $  5,000
  Current financing obligations                                         335         333
  Accounts payable                                                   20,085      19,549
  Accrued salaries, wages and employee benefits                       3,367       4,088
  Reserves for losses on disposals of discontinued operations           756         766
  Income taxes payable                                                  776         875
  Deferred revenues                                                  41,660      42,905
  Other liabilities and accrued expenses                              8,699       8,621
                                                                   --------    --------
    Total current liabilities                                        81,678      82,137

  Long-term financing obligations                                       691         687
  Other noncurrent liabilities                                        8,108       7,921
                                                                   --------    --------
    Total liabilities                                                90,477      90,745
                                                                   --------    --------

Shareholders' Equity
--------------------
  Common stock, $.01 par value
   Class A - 7,500,000 shares authorized; 5,042,381 issued               50          50
   Class B - 30,000,000 shares authorized; 16,477,143 issued            165         165
  Capital in excess of par value                                     36,398      36,398
  Retained earnings                                                  19,558      18,546
  Less cost of treasury stock                                        (8,069)     (8,069)
                                                                   --------    --------
    Total shareholders' equity                                       48,102      47,090
                                                                   --------    --------

  Total liabilities and shareholders' equity                       $138,579    $137,835
                                                                   ========    ========

The accompanying notes are an integral part of these consolidated financial statements.

                   PLAYBOY ENTERPRISES, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS for the Quarters Ended September 30 (Unaudited)
                                 (In thousands)



                                                               1995      1994
                                                             --------  --------
 Cash Flows From Operating Activities
-------------------------------------
 Net income (loss)                                           $ 1,012   $(1,228)
 Adjustments to reconcile net income (loss) to net cash
  used for operating activities:
    Depreciation of property and equipment                       598       634
    Amortization of intangible assets                            437       373
    Amortization of investments in entertainment programming   4,710     4,256
    Investments in entertainment programming                  (5,198)   (5,812)
    Net change in operating assets and liabilities            (2,905)      374
    Net cash used for discontinued operations                    (10)      (93)
    Other, net                                                     6        14
                                                             -------   -------
       Net cash used for operating activities                 (1,350)   (1,482)
                                                             -------   -------

 Cash Flows From Investing Activities
-------------------------------------
 Additions to property and equipment                             (97)     (124)
 Other, net                                                       30         -
                                                             -------   -------
       Net cash used for investing activities                    (67)     (124)
                                                             -------   -------

 Cash Flows From Financing Activities
-------------------------------------
 Increase in short-term borrowings                             1,000     3,000
 Repayment of debt                                                 -    (1,500)
 Proceeds from exercise of stock options                           -       138
                                                             -------   -------
       Net cash provided by financing activities               1,000     1,638
                                                             -------   -------

 Net increase (decrease) in cash and cash equivalents           (417)       32

 Cash and cash equivalents at beginning of period              1,471     1,258
                                                             -------   -------

 Cash and cash equivalents at end of period                  $ 1,054   $ 1,290
                                                             =======   =======



 The accompanying notes are an integral part of these consolidated financial statements.

                   PLAYBOY ENTERPRISES, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
               for the Quarters Ended September 30, 1995 and 1994


(A)  BASIS OF PREPARATION
     --------------------

  The financial information included herein is unaudited, but in the opinion of management, reflects all adjustments (which include only normal recurring adjustments) necessary for a fair presentation of the results for the interim periods. The interim results of operations and cash flows are not necessarily indicative of such results and cash flows for the entire year. These financial statements should be read in conjunction with the financial statements and notes thereto contained in the Annual Report on Form 10-K for the fiscal year ended June 30, 1995 of Playboy Enterprises, Inc. and Subsidiaries (the "Company").


(B)   INCOME TAXES
      ------------

  The Company's net deferred tax asset at September 30, 1995 remained at $6.9 million. As reported in the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 1995, the significant components of the net deferred tax asset include net operating loss, capital loss and tax credit carryforwards. Of the $6.9 million net deferred tax asset included in the Condensed Consolidated Balance Sheets at September 30, 1995 and June 30, 1995, $0.4 million is included in "Other current assets" with the remainder segregated as "Net deferred tax assets".

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

  In order to fully realize the net deferred tax asset of $6.9 million, the Company will need to generate future taxable income of approximately $20.2 million. Management believes that it is more likely than not that the required amount of taxable income will be realized. Management will periodically reconsider the assumptions utilized in the projection of future earnings and, if warranted, increase or decrease the amount of deferred tax benefits recognized through an adjustment to the valuation allowance.


(C)  INVENTORIES
     -----------

  Inventories, which are stated at the lower of cost (average cost, specific cost and first-in, first-out) or market, consisted of the following (in thousands):

                                                           Sept. 30,  June 30,
                                                             1995       1995
                                                           ---------  --------

               Paper                                         $ 8,241   $ 7,342
               Editorial and other prepublication costs        6,795     6,193
               Merchandise finished goods                      7,668     7,893
                                                             -------   -------

               Total inventories                             $22,704   $21,428
                                                             =======   =======

(D)  TREASURY STOCK
     --------------

  Treasury stock consisted of 328,427 Class A common shares and 1,201,294 Class B common shares at both September 30, 1995 and June 30, 1995.

(E)  CONTINGENCIES
     -------------

  In January 1993, the Company received a General Notice from the United States Environmental Protection Agency (the "EPA") as a "potentially responsible party" ("PRP") in connection with a site identified as the Southern Lakes Trap & Skeet Club, apparently located at the Resort-Hotel in Lake Geneva, Wisconsin (the "Resort"), formerly owned by a subsidiary of the Company. The Resort was sold by the Company's subsidiary to LG Americana-GKP Joint Venture in 1982. Two other entities were also identified as PRPs in the notice. The notice relates to actions that may be ordered taken by the EPA to sample for and remove contamination in soils and sediments, purportedly caused by skeet shooting activities at the Resort property. During fiscal 1994, the EPA advised the Company of its position that the area of land requiring remediation is approximately twice the size of the initial site. The Company believes that it has established adequate reserves, which totaled $0.8 million at September 30, 1995, to cover the eventual cost of its anticipated share (based on an agreement with one of the other PRPs) of any remediation that may be agreed upon. The Company is also reviewing available defenses, insurance coverage and claims it may have against third parties.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
               (IN MILLIONS OF DOLLARS, EXCEPT PER SHARE AMOUNTS)


RESULTS OF OPERATIONS
---------------------

  The Company's revenues increased 9% to $62.3 for the quarter ended September 30, 1995 compared to $57.2 for the prior year quarter primarily due to higher revenues from the Entertainment Group, the Collectors' Choice Music catalog and Playboy-related businesses.

  The Company reported operating income of $1.4 for the quarter ended September 30, 1995 compared to an operating loss of $0.9 in the prior year quarter principally due to operating income reported for the Entertainment Group in the current year quarter compared to an operating loss in the prior year quarter, combined with higher operating income from Playboy-related businesses.

  Net income for the quarter ended September 30, 1995 was $1.0, or $.05 per share, compared to a net loss of $1.2, or $.06 per share, for the prior year quarter.

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

PUBLISHING GROUP

  The revenues and operating income of the Publishing Group were as follows for the periods indicated below:

                                      QUARTERS ENDED SEPTEMBER 30,
                                   ----------------------------------
                                      REVENUES      OPERATING INCOME
                                   --------------  ------------------
                                    1995    1994     1995      1994
                                   ------  ------  --------  --------

     Playboy Magazine............   $24.9   $25.0    $ 0.6     $ 1.1
     Playboy-Related Businesses..     8.0     6.9      3.2       2.1
                                    -----   -----    -----     -----
        Subtotal.................    32.9    31.9      3.8       3.2
     Administrative Expenses.....       -       -     (1.0)     (1.1)
                                    -----   -----    -----     -----
        Total....................   $32.9   $31.9    $ 2.8     $ 2.1
                                    =====   =====    =====     =====

Playboy Magazine

  Playboy magazine circulation revenues decreased 6%, or $1.1, for the quarter ended September 30, 1995 compared to the prior year. The decrease was primarily due to 17% fewer U.S. and Canadian newsstand copies sold in the current year quarter combined with favorable newsstand sales adjustments in the prior year quarter related to prior years' issues, partially offset by 2% higher subscription revenues in the current year quarter. Advertising revenues increased 14%, or $0.9, for the quarter ended September 30, 1995 compared to the prior year as a result of higher average net revenue per page, primarily due to a 5% rate increase effective with the January 1995 issue, combined with 4% more advertising pages. Advertising sales for the fiscal 1996 second quarter issues of the magazine are closed, and the Company expects to report 17% fewer advertising pages for the quarter compared to the prior year quarter.

  For the quarter ended September 30, 1995, Playboy magazine operating income decreased $0.5 compared to the prior year due to the net decrease in revenues combined with an increase in manufacturing costs, partially offset by a decrease in direct costs and operating expenses. Manufacturing costs for the quarter ended September 30, 1995 increased 28% compared to the prior year principally due to higher paper prices which began impacting the Company in the second half of fiscal 1995. For the quarter ended September 30, 1995 average paper prices were 41% higher than the prior year quarter. Direct costs and operating expenses decreased 10% for the quarter ended September 30, 1995 principally due to lower editorial costs primarily as a result of a celebrity pictorial in the prior year quarter combined with a decrease in subscription acquisition amortization expense, partially offset by higher costs related to a postal rate increase that was effective on January 1, 1995.

Playboy-Related Businesses

  For the quarter ended September 30, 1995, operating income from the Company's Playboy-related businesses increased $1.1, or 52%, on a $1.1, or 17%, increase in revenues. These increases were primarily due to higher revenues from newsstand specials principally as the result of a $1.00 increase in the cover price to $6.95 in most of the country in the fourth quarter of the prior year, combined with higher royalties from Playboy foreign editions.

Administrative Expenses

  The Publishing Group's administrative expenses decreased $0.1, or 7%, for the quarter ended September 30, 1995 compared to the prior year quarter.

CATALOG GROUP

  The revenues and operating income of the Catalog Group were as follows for the periods indicated below:

                         QUARTERS ENDED
                         SEPTEMBER 30,
                         --------------
                          1995    1994
                         ------  ------

     REVENUES..........   $14.2   $13.3
                          =====   =====

     OPERATING INCOME..   $ 0.7   $ 1.4
                          =====   =====


  For the quarter ended September 30, 1995, revenues of the Catalog Group increased 6% compared to the prior year primarily due to higher sales volume from both the Collectors' Choice Music and Playboy catalogs, partially offset by lower sales volume for the Critics' Choice Video catalog as a result of lower response rates. These lower response rates are partially attributable to an overall decrease in demand for the full-price video market, largely due to competition from mass marketers which offer popular videos at deeply-discounted prices. In spring 1995, the Company tested a competitive pricing strategy for Critics' Choice Video in order to compete more effectively with mass marketers and, based on favorable results, began rolling out the strategy in October 1995. Operating income for the quarter ended September 30, 1995 decreased 51% compared to the prior year principally due to lower operating income from the Critics' Choice Video and Playboy catalogs. These decreases were primarily the result of the lower response rates for the Critics' Choice Video catalog, partially offset by a higher gross profit margin, combined with higher expenses for both catalogs due to paper price and postal rate increases and expanded mailings to prospective customers. Slightly offsetting the above was an increase in operating income from the Collectors' Choice Music catalog despite higher expenses related to significantly expanding circulation and the paper price and postal rate increases.

ENTERTAINMENT GROUP

  The revenues and operating income (loss) of the Entertainment Group were as follows for the periods indicated below:

                                                                QUARTERS ENDED
                                                                SEPTEMBER 30,
                                                               ----------------
                                                                1995     1994
                                                               -------  -------
     REVENUES
     Domestic Pay Television:
      Playboy Television Pay-Per-View........................   $ 3.8    $ 2.7
      Playboy Television Monthly Subscription................     1.8      1.7
      Playboy Television Satellite Direct-to-Home and Other..     3.4      2.1
      AdulTVision............................................     0.4        -
                                                                -----    -----
       Total Domestic Pay Television.........................     9.4      6.5
     Domestic Home Video.....................................     2.2      1.9
     International Television and Home Video.................     1.9      1.8
     Movies and Other........................................     0.2      0.1
                                                                -----    -----
        Total Revenues.......................................   $13.7    $10.3
                                                                =====    =====

     OPERATING INCOME (LOSS)
     Profit Contribution Before Programming Expense..........   $ 5.9    $ 3.1
     Programming Expense.....................................    (4.7)    (4.1)
                                                                -----    -----
        Total Operating Income (Loss)........................   $ 1.2    $(1.0)
                                                                =====    =====

  The following discussion focuses on the profit contribution of each business before programming expense ("profit contribution").

Domestic Pay Television

  For the quarter ended September 30, 1995, pay-per-view revenues for the domestic pay television service, Playboy Television, were 43% higher compared to the prior year, primarily attributable to higher buy rates and an increase in the number of addressable homes to which Playboy Television was available. At September 30, 1995, Playboy Television was available to 10.9 million cable addressable homes, a 10% increase compared to September 30, 1994. Of the 10.9 million cable addressable homes, 3.1 million could receive Playboy Television on a 24-hour basis, a 63% increase compared to September 30, 1994. The number of addressable homes to which Playboy Television was available at September 30, 1995 increased 0.3 million, or 3%, from June 30, 1995, while homes with 24-hour availability increased 0.1 million, or 3%, over the same period. The average annual increase in the number of cable addressable homes to which Playboy Television was available over the last five fiscal years was 29%.

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

  Playboy Television monthly subscription revenues increased 1% for the quarter ended September 30, 1995 compared to the prior year. Playboy Television satellite direct-to-home and other revenues were 66% higher for the quarter ended September 30, 1995 compared to the prior year. The increase was primarily due to a 66% increase in revenues from sales of Playboy Television to home satellite dish viewers principally due to higher DirecTV revenues, as a result of an increase in the subscriber universe, and revenues in the current year quarter from PrimeStar, which launched Playboy Television in the fourth quarter of fiscal 1995, slightly offset by lower

TVRO revenues. Playboy Television was available to 14.6 million cable and satellite direct-to-home households, including 340,000 monthly subscribers, at September 30, 1995. The combined equivalent average buy rate for this audience, converting monthly subscriptions to their equivalent pay-per-view buy rates, was 10% for the quarter ended September 30, 1995.

  In July 1995, the Company launched a second domestic pay television channel, AdulTVision, as a flanker channel to Playboy Television to protect the Company against competitive pressures from other adult channels and to drive cable access. AdulTVision is being offered on a pay-per-view basis and is sold in combination with Playboy Television through cable operators, and to the direct-to-home market. For the quarter ended September 30, 1995, revenues for the new channel were $0.4.

  Profit contribution for domestic pay television increased $1.8 for the quarter ended September 30, 1995 primarily due to the increase in revenues, partially offset by transponder expenses related to the new channel and higher sales and marketing costs.

Domestic Home Video

  Domestic home video revenues increased $0.3 for the quarter ended September 30, 1995 compared to the prior year primarily due to royalties in the current year quarter related to a direct-response continuity series with Warner Music Enterprises, Inc. ("Warner Music"), combined with revenues from the sale of inventory to Warner Music in connection with the continuity series. As a result of Time Warner Inc.'s recent decision to eliminate Warner Music, future royalties from the continuity series will likely be interrupted for a period of time as the Company explores alternative distribution methods. Also contributing to the increase in revenues were higher sales of new releases in the current year quarter, in part due to extraordinary sales of The Best of Pamela Anderson, partially offset by higher average revenue per unit for new releases in the prior year quarter principally attributable to the sale of higher-priced rental titles and multi-packs. Partially offsetting the above were revenues in the prior year quarter related to sales of catalog titles compared to no revenues in the current year quarter due to a new three-year licensing agreement with the Company's distributor related to catalog titles whereby the Company receives an annual guarantee in the second half of each year, subject to certain earn-out provisions in the final year. Profit contribution increased $0.8 for the quarter ended September 30, 1995 compared to the prior year primarily due to the increase in revenues combined with costs in the prior year quarter related to an annual industry convention which is now held in the spring.

International Television and Home Video

  For the quarter ended September 30, 1995 revenues and profit contribution from the international television and home video business increased $0.1 and remained stable, respectively. Variations in quarterly performance are caused by revenues and profit contribution from multiyear agreements being recognized depending upon the timing of program delivery, license periods and other factors.

Programming Expense

  Programming amortization expense associated with the Entertainment Group businesses discussed above increased $0.6 for the quarter ended September 30, 1995 compared to the prior year.

Movies and Other

  For the quarter ended September 30, 1995, revenues and operating performance of movies and other businesses both increased $0.1 compared to the prior year quarter. The Entertainment Group's administrative expenses for the quarter ended September 30, 1995 decreased $0.1, or 8%, compared to the prior year quarter.

PRODUCT MARKETING GROUP

  The revenues and operating income of the Product Marketing Group were as follows for the periods indicated below:

                         QUARTERS ENDED
                         SEPTEMBER 30,
                         --------------
                          1995    1994
                         ------  ------

REVENUES...............   $ 1.5   $ 1.7
                          =====   =====

OPERATING INCOME.......   $ 0.7   $ 0.8
                          =====   =====

  Revenues for the quarter ended September 30, 1995 decreased $0.2, or 9%, compared to the prior year principally due to no royalties in the current year quarter from a Sarah Coventry licensee that experienced financial difficulties and was terminated in the second quarter of the prior year, combined with lower revenues from Special Editions, Ltd., as the Company's art publishing and art products business moves from direct sales to licensing. Partially offsetting the above were 13% higher international product licensing royalties in the current year quarter. Operating income for the quarter decreased $0.1, or 17%, principally due to a decrease in Sarah Coventry operating performance primarily due to the lower royalties.

CORPORATE ADMINISTRATION AND PROMOTION

  Corporate administration and promotion expenses of $3.9 for the quarter ended September 30, 1995 decreased $0.3, or 6%, compared to the prior year quarter.

GAMING

  The Company is exploring opportunities to re-enter the gaming business. The Company's image, international appeal and successful history in gaming makes this a logical extension into a fast growing field of adult entertainment. The Company, with a consortium of Greek investors, bid in June 1995 for an exclusive gaming license on the island of Rhodes, Greece. The Greek government announced on Thursday, November 2, that the Company's consortium won the competitive bid for this license. On Friday, November 10, the Greek government officially notified the Company's consortium that it had won the competitive bid for this license. The Company will receive licensing royalties on revenues of the consortium and will own less than 20% of its equity. The Company is also exploring other gaming ventures. The Company's strategy is to enter into joint-venture agreements with strong local partners in which it would consider taking equity positions as well as receiving license fees for the use of the Playboy name and trademarks.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

  At September 30, 1995, the Company had $1.1 in cash and cash equivalents and $6.0 in short-term borrowings, compared to $1.5 in cash and cash equivalents and $5.0 in short-term borrowings at June 30, 1995. The Company expects to meet its short-term and long-term cash requirements through its existing or new revolving lines of credit, other possible long-term financing and cash generated from operations.

Cash Flows From Operating Activities

  Net cash used for operating activities was $1.4 for the quarter ended September 30, 1995 compared to $1.5 for the prior year quarter. Cash used for operating assets and liabilities was $2.9 in the current year quarter compared to cash provided by operating assets and liabilities of $0.4 in the prior year quarter. This decrease was primarily due to the timing of receipts from the Company's national distributor for Playboy magazine. The Company invested $5.2 in Company-produced and licensed entertainment programming during the first quarter of fiscal 1996 compared to $5.8 in the prior year quarter, and expects to invest approximately $21.3 in such programming during the remainder of fiscal 1996.

Cash Flows From Investing Activities

  Net cash used for investing activities was $0.1 for both quarters ended September 30, 1995 and 1994.

Cash Flows From Financing Activities

  Net cash provided by financing activities was $1.0 for the quarter ended September 30, 1995 compared to $1.6 for the prior year quarter. This decrease was principally due to a $2.0 lower increase in the level of short-term borrowings under the Company's revolving line of credit in the current year quarter, partially offset by a payment in the prior year quarter related to the Company's acquisition effective July 1, 1993 of the remaining 20% interest in Critics' Choice Video, Inc. for $3.0, which consisted of $1.5 in cash and one-year promissory notes totaling $1.5, which were paid July 1, 1994.

Income Taxes

  Based on current tax law, the Company must generate approximately $20.2 of future taxable income prior to the expiration of the Company's net operating loss carryforwards ("NOLs") for full realization of the $6.9 net deferred tax asset. At June 30, 1995, the Company had NOLs of $47.8 for tax purposes, with $12.1 expiring in 2001, $8.9 expiring in 2003, $8.2 expiring in 2004, $1.1 expiring in 2007, $1.1 expiring in 2008 and $16.4 expiring in 2009.

  Management continues to believe that it is more likely than not that a sufficient level of taxable income will be generated prior to the expiration of the Company's NOLs to realize the $6.9 net deferred tax asset recorded at September 30, 1995. Following is a summary of the bases for management's belief that it is more likely than not that the net deferred tax asset of $6.9 will be realized:

 . Management reviewed the components of the Company's NOLs and determined that they primarily resulted from several nonrecurring events, which were not indicative of the Company's ability to generate future earnings.

 . As a result of the restructurings implemented in fiscal 1994, operating expenses have been reduced.

 . The Publishing, Catalog and Product Marketing Groups continue to generate earnings, while the Company's substantial investments in the Entertainment Group resulted in earnings in fiscal 1995, and should lead to increased earnings in future years.

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

Other

  In January 1993, the Company received a General Notice from the United States Environmental Protection Agency (the "EPA") as a "potentially responsible party" ("PRP") in connection with a site identified as the Southern Lakes Trap & Skeet Club, apparently located at the Resort-Hotel in Lake Geneva, Wisconsin (the "Resort"), formerly owned by a subsidiary of the Company. The Resort was sold by the Company's subsidiary to LG Americana-GKP Joint Venture in 1982. Two other entities were also identified as PRPs in the notice. The notice relates to actions that may be ordered taken by the EPA to sample for and remove contamination in soils and sediments, purportedly caused by skeet shooting activities at the Resort property. During fiscal 1994, the EPA advised the Company of its position that the area of land requiring remediation is approximately twice the size of the initial site. The Company believes that it has established adequate reserves, which totaled $0.8 at September 30, 1995, to cover the eventual cost of its anticipated share (based on an agreement with one of the other PRPs) of any remediation that may be agreed upon. The Company is also reviewing available defenses, insurance coverage and claims it may have against third parties.

                          PART II. OTHER INFORMATION
ITEM 6(A) EXHIBITS
------------------

                   PLAYBOY ENTERPRISES, INC. AND SUBSIDIARIES
                                   EXHIBIT 11
                    COMPUTATION OF EARNINGS PER COMMON SHARE
                      FOR THE QUARTERS ENDED SEPTEMBER 30
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)



                                                           1995         1994
                                                         -------      --------
Primary:
--------
 Earnings:
  Net income (loss)                                      $ 1,012       $(1,228)
                                                         =======       =======

 Shares:
  Weighted average number of common
   shares outstanding                                     19,990        19,971
  Assuming exercise of options reduced
   by the number of shares which could have
    been purchased with the proceeds from
     exercise of such options                                238           173
                                                         -------       -------
  Weighted average number of common shares
   outstanding as adjusted                                20,228        20,144
                                                         =======       =======

 Primary earnings per common share:
  Net income (loss)                                      $  0.05/1/    $ (0.06)/1/
                                                         =======       =======


Fully Diluted:
--------------
 Earnings:
  Net income (loss)                                      $ 1,012       $(1,228)
                                                         =======       =======

 Shares:
  Weighted average number of common
   shares outstanding                                     19,990        19,971
  Assuming exercise of options reduced
   by the number of shares which could have
    been purchased with the proceeds from
     exercise of such options                                243           239
                                                         -------       -------
  Weighted average number of common shares
   outstanding as adjusted                                20,233        20,210
                                                         =======       =======

 Earnings per common share assuming full dilution:
  Net income (loss)                                      $  0.05/1/    $ (0.06)/1/
                                                         =======       =======


 /1/ This calculation is submitted in accordance with Regulation S-K item 601(b)(11) although not required by footnote 2 to paragraph 14 of APB Opinion No. 15 because it results in dilution of less than 3%.

                                   SIGNATURES


 Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                           PLAYBOY ENTERPRISES, INC.
                                           -------------------------
                                                  (Registrant)



Date   November 13, 1995                   By   s/David I. Chemerow
      --------------------                      ------------------------------
                                                David I. Chemerow
                                                Executive Vice President,
                                                Finance and Operations and
                                                Chief Financial Officer