Form 10-Q
period 1995-12-31
PLAYBOY ENTERPRISES INC
filed 1996-02-12
CIK 79114

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-Q



(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 31, 1995

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

As of January 31, 1996, there were 4,713,954 shares of Class A Common Stock, par value $.01 per share and 15,286,567 shares of Class B Common Stock, par value $.01 per share, outstanding.

                   PLAYBOY ENTERPRISES, INC. AND SUBSIDIARIES
                               INDEX TO FORM 10-Q

                                  ____________

                                                                     Page Number
                                                                     -----------


Part I.   Financial Information

          Condensed Consolidated Statements of Operations
          for the Quarters Ended December 31, 1995 and 1994                3

          Condensed Consolidated Statements of Operations
          for the Six Months Ended December 31, 1995 and 1994              4

          Condensed Consolidated Balance Sheets
          at December 31, 1995 and June 30, 1995                           5

          Condensed Consolidated Statements of Cash Flows
          for the Six Months Ended December 31, 1995 and 1994              6

          Notes to Condensed Consolidated Financial
          Statements                                                     7-8

          Management's Discussion and Analysis of
          Financial Condition and Results of Operations                 9-16


Part II.  Other Information                                               17

                  PLAYBOY ENTERPRISES, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS for the Quarters Ended December 31 (Unaudited)
                   (In thousands, except per share amounts)


                                                         1995       1994*
                                                       --------   --------
Net revenues                                           $ 71,618   $ 64,663
                                                       --------   --------

Costs and expenses:
  Cost of sales                                         (60,498)   (56,436)
  Selling and administrative expenses                    (8,266)    (6,936)
                                                       --------   --------
    Total costs and expenses                            (68,764)   (63,372)
                                                       --------   --------

      Operating income                                    2,854      1,291
                                                       --------   --------

Nonoperating income (expense):
  Investment income                                          13         20
  Interest expense                                         (150)      (178)
  Other, net                                                 (8)        52
                                                       --------   --------
    Total nonoperating expense                             (145)      (106)
                                                       --------   --------

      Income before income taxes                          2,709      1,185

Income tax expense                                       (1,571)      (184)
                                                       --------   --------

      Net income                                       $  1,138   $  1,001
                                                       ========   ========

Weighted average number of common shares outstanding     19,990     19,986
                                                       ========   ========

Net income per common share                            $    .06   $    .05
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


                                                         1995       1994*
                                                       ---------  ---------
Net revenues                                           $ 133,881  $ 121,881
                                                       ---------  ---------

Costs and expenses:
 Cost of sales                                          (114,182)  (107,165)
 Selling and administrative expenses                     (15,405)   (14,289)
                                                       ---------  ---------
   Total costs and expenses                             (129,587)  (121,454)
                                                       ---------  ---------

     Operating income                                      4,294        427
                                                       ---------  ---------

Nonoperating income (expense):
 Investment income                                            29         31
 Interest expense                                           (306)      (343)
 Other, net                                                  (34)        39
                                                       ---------  ---------
   Total nonoperating expense                               (311)      (273)
                                                       ---------  ---------

     Income before income taxes                            3,983        154

Income tax expense                                        (1,833)      (381)
                                                       ---------  ---------

     Net income (loss)                                 $   2,150  $    (227)
                                                       =========  =========

Weighted average number of common shares outstanding      19,990     19,979
                                                       =========  =========

Net income (loss) per common share                     $     .11  $    (.01)
                                                       =========  =========


* Certain reclassifications have been made to conform to the current year presentation.


  The accompanying notes are an integral part of these consolidated financial statements.

                  PLAYBOY ENTERPRISES, INC. AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                       (In thousands, except share data)

                                                                 (Unaudited)
                                                                  Dec. 31,    June 30,
                                                                    1995        1995
                                                                 -----------  ---------
Assets
------
  Cash and cash equivalents                                        $  1,132   $  1,471
  Receivables, net of allowance for doubtful accounts of
   $3,840 and $4,837, respectively                                   25,608     24,151
  Inventories                                                        26,236     21,428
  Programming costs                                                  28,926     29,740
  Deferred subscription acquisition costs                             9,542      9,176
  Other current assets                                               10,054     10,190
                                                                   --------   --------
    Total current assets                                            101,498     96,156
                                                                   --------   --------

  Property and equipment, at cost                                    36,810     36,576
  Accumulated depreciation                                          (24,296)   (23,100)
                                                                   --------   --------
    Property and equipment, net                                      12,514     13,476
                                                                   --------   --------

  Programming costs - noncurrent                                      5,250      3,209
  Trademarks                                                         11,269     11,046
  Net deferred tax assets                                             5,441      6,493
  Other noncurrent assets                                            10,106      7,455
                                                                   --------   --------

  Total assets                                                     $146,078   $137,835
                                                                   ========   ========

Liabilities
-----------
  Short-term borrowings                                            $  6,500   $  5,000
  Current financing obligations                                         336        333
  Accounts payable                                                   24,074     19,549
  Accrued salaries, wages and employee benefits                       3,772      4,088
  Reserves for losses on disposals of discontinued operations           750        766
  Income taxes payable                                                  861        875
  Deferred revenues                                                  42,146     42,905
  Other liabilities and accrued expenses                              9,872      8,621
                                                                   --------   --------
    Total current liabilities                                        88,311     82,137

  Long-term financing obligations                                       344        687
  Other noncurrent liabilities                                        8,178      7,921
                                                                   --------   --------
    Total liabilities                                                96,833     90,745
                                                                   --------   --------

Shareholders' Equity
--------------------
  Common stock, $.01 par value
   Class A - 7,500,000 shares authorized; 5,042,381 issued               50         50
   Class B - 30,000,000 shares authorized; 16,477,143 issued            165        165
  Capital in excess of par value                                     36,399     36,398
  Retained earnings                                                  20,696     18,546
  Less cost of treasury stock                                        (8,065)    (8,069)
                                                                   --------   --------
    Total shareholders' equity                                       49,245     47,090
                                                                   --------   --------

  Total liabilities and shareholders' equity                       $146,078   $137,835
                                                                   ========   ========

  The accompanying notes are an integral part of these consolidated financial statements.

                   PLAYBOY ENTERPRISES, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS for the Six Months Ended December 31 (Unaudited)
                                 (In thousands)



                                                                  1995       1994
                                                                --------   --------
Cash Flows From Operating Activities
------------------------------------
Net income (loss)                                               $  2,150   $   (227)
Adjustments to reconcile net income (loss) to net cash
 provided by (used for) operating activities:
  Depreciation of property and equipment                           1,196      1,267
  Amortization of intangible assets                                  872        746
  Amortization of investments in entertainment programming         9,023      9,125
  Investments in entertainment programming                       (10,250)   (10,838)
  Net change in operating assets and liabilities                  (1,449)    (2,433)
  Net cash used for discontinued operations                          (16)       (96)
  Other, net                                                          15         30
                                                                --------   --------
    Net cash provided by (used for) operating activities           1,541     (2,426)
                                                                --------   --------

Cash Flows From Investing Activities
------------------------------------
Additions to property and equipment                                 (234)      (171)
Acquisitions of equity interests in international ventures        (2,856)         -
Other, net                                                            60         16
                                                                --------   --------
    Net cash used for investing activities                        (3,030)      (155)
                                                                --------   --------

Cash Flows From Financing Activities
------------------------------------
Increase in short-term borrowings                                  1,500      4,000
Repayment of debt                                                   (350)    (1,850)
Proceeds from exercise of stock options                                -        198
                                                                --------   --------
    Net cash provided by financing activities                      1,150      2,348
                                                                --------   --------

Net decrease in cash and cash equivalents                           (339)      (233)

Cash and cash equivalents at beginning of period                   1,471      1,258
                                                                --------   --------

Cash and cash equivalents at end of period                      $  1,132   $  1,025
                                                                ========   ========




 The accompanying notes are an integral part of these consolidated financial statements.

                  PLAYBOY ENTERPRISES, INC. AND SUBSIDIARIES
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
       for the Quarters and Six Months Ended December 31, 1995 and 1994

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

(B)  INCOME TAXES
     ------------

     The Company's net deferred tax asset declined to $5.8 million at December 31, 1995 based on management's projection of fiscal 1996 taxable income. As reported in the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 1995, the significant components of the net deferred tax asset include net operating loss, capital loss and tax credit carryforwards. Of the $5.8 million and $6.9 million net deferred tax assets included in the Condensed Consolidated Balance Sheets at December 31, 1995 and June 30, 1995, respectively, $0.4 million is included in "Other current assets" with the remainder segregated as "Net deferred tax assets".

     Realization of the net deferred tax asset is dependent upon the Company's ability to generate taxable income in future years. The recognition of benefits in the financial statements is based upon projections by management of future operating income and the anticipated reversal of temporary differences that will result in taxable income. Projections of future earnings were based on adjusted historical earnings.

     In order to fully realize the net deferred tax asset of $6.9 million recorded at June 30, 1995, the Company will need to generate future taxable income of approximately $20.2 million. Management believes that it is more likely than not that the required amount of taxable income will be realized. Management will periodically reconsider the assumptions utilized in the projection of future earnings and, if warranted, increase or decrease the amount of deferred tax benefits recognized through an adjustment to the valuation allowance.

(C)  INVENTORIES
     -----------

     Inventories, which are stated at the lower of cost (average cost, specific cost and first-in, first-out) or market, consisted of the following (in thousands):

                                                           Dec. 31,  June 30,
                                                             1995      1995
                                                           --------  --------

               Paper                                        $11,930   $ 7,342
               Editorial and other prepublication costs       5,962     6,193
               Merchandise finished goods                     8,344     7,893
                                                            -------   -------

               Total inventories                            $26,236   $21,428
                                                            =======   =======

(D)  TREASURY STOCK
     --------------

     Treasury stock consisted of 328,427 Class A common shares and 1,200,576 Class B common shares at December 31, 1995. At June 30, 1995, treasury stock consisted of 328,427 Class A common shares and 1,201,294 Class B common shares.

(E)  REVOLVING CREDIT AGREEMENT
     --------------------------

     Under the terms of the Company's revolving credit agreement, which was finalized in March 1995, the line of credit decreased from $30.0 million to $19.5 million at December 31, 1995. In January 1996, the banks approved an amendment to the current agreement which will increase the line of credit from $19.5 million to $35.0 million and extend the maturity date of the entire line to February 1999. The amended revolving credit agreement, which is subject to final documentation, will remain collateralized by substantially all of the Company's assets and will require the Company to maintain financial covenants pertaining to net worth, leverage and cash flow.

(F)  CONTINGENCIES
     -------------

     In January 1993, the Company received a General Notice from the United States Environmental Protection Agency (the "EPA") as a "potentially responsible party" ("PRP") in connection with a site identified as the Southern Lakes Trap & Skeet Club, apparently located at the Resort-Hotel in Lake Geneva, Wisconsin (the "Resort"), formerly owned by a subsidiary of the Company. The Resort was sold by the Company's subsidiary to LG Americana-GKP Joint Venture in 1982. Two other entities were also identified as PRPs in the notice. The notice relates to actions that may be ordered taken by the EPA to sample for and remove contamination in soils and sediments, purportedly caused by skeet shooting activities at the Resort property. During fiscal 1994, the EPA advised the Company of its position that the area of land requiring remediation is approximately twice the size of the initial site. The Company believes that it has established adequate reserves, which totaled $0.8 million at December 31, 1995, to cover the eventual cost of its anticipated share (based on an agreement with one of the other PRPs) of any remediation that may be agreed upon. The Company is also reviewing available defenses, insurance coverage and claims it may have against third parties.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
               (IN MILLIONS OF DOLLARS, EXCEPT PER SHARE AMOUNTS)


RESULTS OF OPERATIONS
---------------------

  The Company's revenues increased 11% to $71.6 for the quarter ended December 31, 1995 compared to $64.7 for the prior year quarter. Revenues were $133.9 for the six months ended December 31, 1995, a 10% increase over revenues of $121.9 for the six months ended December 31, 1994. These increases were due to higher revenues from all of the Company's Groups, primarily driven by increases in the domestic pay television business and the Collectors' Choice Music and Critics' Choice Video catalogs.

  The Company reported operating income of $2.9 for the quarter ended December 31, 1995 compared to $1.3 in the prior year quarter. For the six months ended December 31, 1995, the Company had operating income of $4.3 compared to $0.4 in the prior year. These increases were primarily due to significantly higher operating income for the domestic pay television and international product marketing businesses, partially offset by lower operating income for Playboy magazine and the international television and home video business.
Additionally, the current year six-month period reported meaningful increases in operating income from the Playboy-related and domestic home video businesses.

  Net income for the quarter ended December 31, 1995 was $1.1, or $0.06 per share, compared to $1.0, or $0.05 per share, for the prior year quarter. For the six months ended December 31, 1995, net income was $2.2, or $0.11 per share, compared to a net loss of $0.2, or $0.01 per share, for the six months ended December 31, 1994.

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

PUBLISHING GROUP

  The revenues and operating income of the Publishing Group were as follows for the periods indicated below:

                                               REVENUES                   OPERATING INCOME
                                   ------------------------------  ------------------------------
                                      QUARTERS       SIX MONTHS       QUARTERS       SIX MONTHS
                                       ENDED           ENDED           ENDED           ENDED
                                    DECEMBER 31,    DECEMBER 31,    DECEMBER 31,    DECEMBER 31,
                                   --------------  --------------  --------------  --------------
                                    1995    1994    1995    1994    1995    1994    1995    1994
                                   ------  ------  ------  ------  ------  ------  ------  ------
     Playboy Magazine............   $29.3   $29.1   $54.1   $54.1  $ 2.6   $ 3.4   $ 3.2   $ 4.5
     Playboy-Related Businesses..     5.5     4.9    13.5    11.8    1.9     1.6     5.1     3.7
                                    -----   -----   -----   -----  -----   -----   -----   -----
        Subtotal.................    34.8    34.0    67.6    65.9    4.5     5.0     8.3     8.2
     Administrative Expenses.....       -       -       -       -   (1.0)   (0.8)   (2.1)   (1.9)
                                    -----   -----   -----   -----  -----   -----   -----   -----
          Total..................   $34.8   $34.0   $67.6   $65.9  $ 3.5   $ 4.2   $ 6.2   $ 6.3
                                    =====   =====   =====   =====  =====   =====   =====   =====

Playboy Magazine

  Playboy magazine circulation revenues increased 6%, or $1.1, for the quarter ended December 31, 1995 compared to the prior year. This increase was primarily due to 22% more U.S. and Canadian newsstand copies sold in the current year quarter, principally attributable to the strong-selling December 1995 issue featuring Farrah Fawcett. Partially offsetting the above were unfavorable newsstand sales adjustments related to prior issues in the current year quarter compared to favorable adjustments related to prior issues in the prior year quarter. Subscription revenues were essentially flat for the quarter. For the six months ended December 31,

1995, circulation revenues remained stable compared to the prior year as a 1% increase in subscription revenues combined with a higher average newsstand rate in the current year were mostly offset by favorable newsstand sales adjustments in the prior year related to prior years' issues. Advertising revenues for the quarter and six months ended December 31, 1995 decreased 15% and 3%, respectively, compared to the prior year primarily due to 17% and 8% fewer advertising pages, respectively, in the current year. Partially offsetting the decrease for the six-month period was an increase in average net revenue per page principally due to a 5% rate increase effective with the January 1995 issue. Advertising sales for the fiscal 1996 third quarter issues of the magazine are closed, and the Company expects to report 6% more advertising pages for the quarter compared to the prior year quarter.

  For the quarter and six months ended December 31, 1995, Playboy magazine operating income decreased $0.8 and $1.3, respectively, compared to the prior year primarily due to an increase in manufacturing costs partially offset by a decrease in direct costs and operating expenses. Manufacturing costs for the quarter and six months ended December 31, 1995 increased 24% and 26%, respectively, compared to the prior year principally due to higher paper prices which began impacting the Company in the second half of fiscal 1995. For the quarter and six months ended December 31, 1995, average paper prices were 65% and 53% higher, respectively, than the prior year. Direct costs and operating expenses decreased 7% and 8%, respectively, for the quarter and six months ended December 31, 1995 largely due to lower subscription acquisition amortization expense in the current year combined with a legal settlement in the prior year with the Company's former distributor of Playboy magazine. Further, editorial costs for the quarter and six-month period increased and decreased, respectively, as a result of higher photo costs related to the Farrah Fawcett pictorial in the current year, more than offset by costs related to an additional celebrity pictorial in the prior year six-month period.

Playboy-Related Businesses

  For the quarter and six months ended December 31, 1995, operating income from the Company's Playboy-related businesses increased $0.3 and $1.4, respectively, on $0.6 and $1.7 increases, respectively, in revenues. These increases were primarily due to higher revenues from newsstand specials principally as a result of the publication of two additional issues in both of the current year periods combined with a $1.00 increase in the cover price to $6.95 in most of the country in the fourth quarter of the prior year, partially offset by 21% and 11%, respectively, lower average copy sales in the current year quarter and six-month period. Partially offsetting the above were lower revenues from ancillary businesses. Additionally, benefiting the comparison for the six-month period were higher royalties from Playboy foreign editions.

Administrative Expenses

  The Publishing Group's administrative expenses increased $0.2 for both the quarter and six months ended December 31, 1995.

CATALOG GROUP

  The revenues and operating income of the Catalog Group were as follows for the periods indicated below:

                           QUARTERS     SIX MONTHS
                             ENDED        ENDED
                         DECEMBER 31,  DECEMBER 31,
                         ------------  ------------
                         1995   1994   1995   1994
                         -----  -----  -----  -----

     REVENUES..........  $20.8  $17.4  $35.0  $30.7
                         =====  =====  =====  =====

     OPERATING INCOME..  $ 1.9  $ 1.8  $ 2.6  $ 3.2
                         =====  =====  =====  =====

  For the quarter and six months ended December 31, 1995, revenues of the Catalog Group increased 20% and 14%, respectively, compared to the prior year primarily due to higher sales volume from all of the Company's catalogs, primarily the Collectors' Choice Music and Critics' Choice Video catalogs. The increased revenues related to the Critics' Choice Video catalog were primarily attributable to a strong response to a competitive pricing strategy implemented in the current year quarter to offset lower response rates in the previous two quarters. These lower response rates were due in part to competition from mass marketers which offer popular videos at deeply-discounted prices. The Collectors' Choice Music and Playboy catalogs also had higher revenues primarily due to increased circulation.

  For the quarter ended December 31, 1995, operating income increased 8% compared to the prior year quarter primarily due to higher operating income from the Critics' Choice Video and Collectors' Choice Music catalogs, primarily due to the improved revenues. Partially offsetting the above was lower operating income from the Playboy catalog largely due to a slightly lower gross profit margin. For the six months ended December 31, 1995, operating income was 18% lower than the prior year primarily due to lower operating income from the Playboy and Critics' Choice Video catalogs. These decreases were primarily due to the lower revenues in the previous quarter for the Critics' Choice Video catalog, combined with higher expenses for both catalogs due to paper price and postal rate increases and expanded mailings to prospective customers. Also unfavorably impacting the Playboy catalog was a slightly lower gross profit margin. Slightly offsetting the above was an increase in operating income from the Collectors' Choice Music catalog primarily due to the increased revenues.

ENTERTAINMENT GROUP

  The revenues and operating income (loss) of the Entertainment Group were as follows for the periods indicated below:

                                                                  QUARTERS       SIX MONTHS
                                                                   ENDED           ENDED
                                                                DECEMBER 31,    DECEMBER 31,
                                                               --------------  --------------
                                                                1995    1994    1995    1994
                                                               ------  ------  ------  ------
     REVENUES
     Domestic Pay Television:
      Playboy Television Pay-Per-View........................  $ 3.5   $ 2.9   $ 7.3   $ 5.6
      Playboy Television Monthly Subscription................    1.7     1.7     3.5     3.5
      Playboy Television Satellite Direct-to-Home and Other..    4.1     2.2     7.5     4.3
      AdulTVision............................................    0.5       -     0.9       -
                                                               -----   -----   -----   -----
        Total Domestic Pay Television........................    9.8     6.8    19.2    13.4
     Domestic Home Video.....................................    2.2     2.3     4.4     4.2
     International Television and Home Video.................    1.3     2.2     3.2     4.0
     Movies and Other........................................    0.4     0.2     0.7     0.3
                                                               -----   -----   -----   -----
        Total Revenues.......................................  $13.7   $11.5   $27.5   $21.9
                                                               =====   =====   =====   =====

     OPERATING INCOME (LOSS)
     Profit Contribution Before Programming Expense..........  $ 4.9   $ 3.9   $10.7   $ 7.0
     Programming Expense.....................................   (4.2)   (4.8)   (8.8)   (8.9)
                                                               -----   -----   -----   -----
        Total Operating Income (Loss)........................  $ 0.7   $(0.9)  $ 1.9   $(1.9)
                                                               =====   =====   =====   =====

  The following discussion focuses on the profit contribution of each business before programming expense ("profit contribution").

Domestic Pay Television

  For the quarter and six months ended December 31, 1995, pay-per-view revenues for the domestic pay television service, Playboy Television, were 20% and 32% higher, respectively, compared to the prior year, primarily attributable to higher average buy rates, an increase in the number of addressable homes to which Playboy Television was available, and higher average revenue per buy in the current year. At December 31, 1995, Playboy Television was available to
11.3 million cable addressable homes, a 9% increase compared to December 31, 1994. Of the 11.3 million cable addressable homes, 3.3 million could receive Playboy Television on a 24-hour basis, a 38% increase compared to December 31, 1994. The number of cable addressable homes to which Playboy Television was available at December 31, 1995 increased 0.4 million, or 4%, from September 30, 1995, while homes with 24-hour availability increased 0.2 million, or 6%, over the same period. The average annual increase in the number of cable addressable homes to which Playboy Television was available over the last five complete fiscal years was 29%.

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

  In February 1996, Congress passed, and President Clinton signed into law, The Telecommunications Act of 1996 (the "Act"). The Act, among other things, requires that sexually-oriented cable programming be scrambled unless it is broadcast only during certain restricted periods. The Act also imposes the first-ever content regulations on on-line communications. Penalties for violation of the Act are significant and include fines and imprisonment. The Company believes that some of the Act's provisions are unconstitutional and will be the subject of court challenges, the outcomes of which are difficult to predict with certainty at the present time. Certain cable operators that carry programming regulated by the Act will have to scramble cable signals in order to continue broadcasting programming produced by the Company. Otherwise they would have to restrict periods during which the programming is transmitted. The Company believes that if the scrambling requirements of the Act are enforced, a portion of the Company revenues attributable to its domestic pay television services will be adversely affected due to reduced carriage and/or reduced buy rates. Based upon preliminary estimates, the Company believes that any loss in revenues attributable to enforcement of the Act in its domestic pay television operations would be less than $1 million for the fiscal year ended June 30, 1996.

  Playboy Television monthly subscription revenues remained stable for both the quarter and six months ended December 31, 1995, compared to the prior year. Playboy Television satellite direct-to-home and other revenues were 86% and 76% higher for the quarter and six months ended December 31, 1995, respectively, compared to the prior year. These increases were due to higher DirecTV revenues, as a result of an increase in the subscriber universe and a change to 24-hour programming in August 1995, and revenues in the current year from PrimeStar, which launched Playboy Television in the fourth quarter of fiscal 1995, slightly offset by lower TVRO revenues. Playboy Television was available to 15.4 million cable and satellite direct-to-home households, including 362,000 monthly subscribers, at December 31, 1995.

  In July 1995, the Company launched a second domestic pay television channel, AdulTVision, as a flanker channel to Playboy Television to protect the Company against competitive pressures from other adult channels and to drive cable access. AdulTVision is being offered on a pay-per-view basis and is sold in combination with Playboy Television through cable operators, and to the direct-to-home market. For the quarter and six months ended December 31, 1995, revenues for the new channel were $0.5 and $0.9, respectively. The Company expects the channel to report a modest loss in fiscal 1996.

  Profit contribution for domestic pay television increased $2.2 and $4.0, respectively, for the quarter and six months ended December 31, 1995 primarily due to the significant increases in revenues combined with lower distribution costs, partially offset by transponder expenses related to the new channel and higher sales and marketing costs in the current year.

Domestic Home Video

  Domestic home video revenues decreased $0.1 for the quarter ended December 31, 1995, compared to the prior year quarter. For the six-month period, revenues increased $0.2 compared to the prior year primarily due to higher royalties related to a direct-response continuity series with Warner Music Enterprises, Inc. ("Warner Music"), combined with revenues from the sale of inventory to Warner Music in connection with the continuity series. As a result of Time Warner Inc.'s recent decision to eliminate Warner Music, the continuity series will be distributed by another division of Time Warner Inc., Time Life Inc., which has elected to continue with the Company's series without interruption. Additionally, there were higher sales of new releases in the current year, in part due to the extraordinary sales of The Best of Pamela Anderson. Partially offsetting the above were net revenues in the prior year related to sales and returns of catalog titles compared to none in the current year due to a three-year licensing agreement effective in the prior year with the Company's distributor whereby the Company receives an annual guarantee in the second half of each year, subject to certain earn-out provisions in the final year. The second quarter revenues were impacted by the same factors.

  Profit contribution increased $0.1 for the quarter ended December 31, 1995, compared to the prior year quarter. For the six-month period, profit contribution increased $0.9 compared to the prior year principally due to the increase in revenues in the current year combined with costs in the prior year related to an industry convention which will not be held in the current year.

International Television and Home Video

  For the quarter and six months ended December 31, 1995, profit contribution from the international television and home video business decreased $0.9 for both periods on $0.9 and $0.8 decreases in revenues for the quarter and six-month period, respectively. These decreases were primarily due to higher international television revenues in the prior year associated with multiyear agreements. Partially offsetting the above were revenues in the current year as a result of the recent launch of a Playboy Television channel in Japan combined with new sales to Mexico, and an unfavorable adjustment in the prior year related to revenues associated with a multiyear agreement recorded in fiscal 1994. Variations in quarterly performance are caused by revenues and profit contribution from multiyear agreements being recognized depending upon the timing of program delivery, license periods and other factors.

Programming Expense

  Programming amortization expense associated with the Entertainment Group businesses discussed above decreased $0.6 and $0.1 for the quarter and six months ended December 31, 1995, respectively, compared to the prior year primarily due to the lower revenues from international television and home video, partially offset by increased investments in entertainment programming.

Movies and Other

  For the quarter and six months ended December 31, 1995, operating income from movies and other businesses remained stable and increased $0.1, respectively, on $0.2 and $0.4 increases in revenues, respectively. The Entertainment Group's administrative expenses for the quarter and six months ended December 31, 1995 increased $0.6 and $0.5, respectively, compared to the prior year primarily due to higher compensation expenses in the current year.

PRODUCT MARKETING GROUP

  The revenues and operating income of the Product Marketing Group were as follows for the periods indicated below:

                                         QUARTERS     SIX MONTHS
                                           ENDED         ENDED
                                        DECEMBER 31,  DECEMBER 31,
                                        ------------  ------------
                                        1995   1994   1995   1994
                                        -----  -----  -----  -----

     REVENUES.........................  $ 2.3  $ 1.8  $ 3.8  $ 3.4
                                        =====  =====  =====  =====

     OPERATING INCOME.................  $ 1.2  $ 0.3  $ 1.9  $ 1.1
                                        =====  =====  =====  =====

  Revenues for the quarter and six months ended December 31, 1995 increased $0.5 and $0.4, respectively, compared to the prior year largely due to significantly higher international product licensing royalties, primarily from Asia.
Partially offsetting the above were lower revenues in the current year from Special Editions, Ltd., as the Company's art publishing and art products business moves from direct sales to licensing, combined with no royalties in the current year from a Sarah Coventry licensee that experienced financial difficulties and was terminated in the second quarter of the prior year. Operating income for the quarter and six-month period increased $0.9 and $0.8, respectively, principally due to increases in the operating performances of international product licensing, primarily due to the higher revenues, and Sarah Coventry product licensing, as the lower revenues were more than offset by marketing and bad debt expenses in the prior year.

CORPORATE ADMINISTRATION AND PROMOTION

  Corporate administration and promotion expenses of $4.4 and $8.4 for the quarter and six months ended December 31, 1995, respectively, increased $0.3, or 8%, and $0.1, or 1%, respectively, compared to the prior year periods.

GAMING

  The Company has announced plans to re-enter the gaming business. The Company's image, international appeal and successful history in gaming makes this a logical extension into a fast growing field of adult entertainment. The Company, with a consortium of Greek investors, bid in June 1995 for an exclusive gaming license on the island of Rhodes, Greece. In November 1995, the Greek government officially notified the Company's consortium that it had won the competitive bid for this license, and the Company expects the casino to open in fiscal 1997. The Company will receive licensing royalties on revenues of the consortium and owns less than 20% of its equity. The Company is also exploring other gaming ventures. The Company's strategy is to enter into joint-venture agreements with strong local partners in which it would consider taking equity positions as well as receiving license fees for the use of the Playboy name and trademarks.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

  At December 31, 1995, the Company had $1.1 in cash and cash equivalents and $6.5 in short-term borrowings, compared to $1.5 in cash and cash equivalents and $5.0 in short-term borrowings at June 30, 1995. The Company expects to meet its short-term and long-term cash requirements through its amended revolving credit agreement and cash generated from operations. See Cash Flows From Financing Activities below.

Cash Flows From Operating Activities

  Net cash provided by operating activities was $1.5 for the six months ended December 31, 1995 compared to net cash used of $2.4 for the prior year period principally due to the Company's improved operating performance in the current year. The Company invested $10.3 in Company-produced and licensed entertainment programming during the first six months of fiscal 1996 compared to $10.8 in the prior year period, and expects to invest approximately $16.3 in such programming during the remainder of fiscal 1996.

Cash Flows From Investing Activities

  Net cash used for investing activities was $3.0 for the six months ended December 31, 1995 compared to $0.2 for the prior year period. The current year period included investments in equity interests of $2.9 in the first overseas Playboy television channels in the United Kingdom and Japan and in the gaming venture awarded an exclusive license on the island of Rhodes, Greece.

Cash Flows From Financing Activities

  Net cash provided by financing activities was $1.2 for the six months ended December 31, 1995 compared to $2.3 for the prior year period. This decrease was principally due to a $2.5 lower increase in the level of short-term borrowings under the Company's revolving line of credit in the current year, partially offset by a payment in the prior year related to the Company's acquisition effective July 1, 1993 of the remaining 20% interest in Critics' Choice Video, Inc. for $3.0, which consisted of $1.5 in cash and one-year promissory notes totaling $1.5, which were paid July 1, 1994.

  Under the terms of the Company's revolving credit agreement, which was finalized in March 1995, the line of credit decreased from $30.0 to $19.5 at December 31, 1995. In January 1996, the banks approved an amendment to the current agreement which will increase the line of credit from $19.5 to $35.0 and extend the maturity date of the entire line to February 1999. The amended revolving credit agreement, which is subject to final documentation, will remain collateralized by substantially all of the Company's assets and will require the Company to maintain financial covenants pertaining to net worth, leverage and cash flow.

Income Taxes

  Based on current tax law, the Company must generate approximately $20.2 of future taxable income prior to the expiration of the Company's net operating loss carryforwards ("NOLs") for full realization of the $6.9 net deferred tax asset recorded at June 30, 1995. At June 30, 1995, the Company had NOLs of $47.8 for tax purposes, with $12.1 expiring in 2001, $8.9 expiring in 2003, $8.2 expiring in 2004, $1.1 expiring in 2007, $1.1 expiring in 2008 and $16.4 expiring in 2009.

  Management continues to believe that it is more likely than not that a sufficient level of taxable income will be generated prior to the expiration of the Company's NOLs to realize the $6.9 net deferred tax asset recorded at June 30, 1995. The Company's net deferred tax asset declined to $5.8 at December 31, 1995 based on management's projection of fiscal 1996 taxable income. Following is a summary of the bases for management's belief that it is more likely than not that the net deferred tax asset of $6.9 at June 30, 1995 will be realized:

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

Other

  In January 1993, the Company received a General Notice from the United States Environmental Protection Agency (the "EPA") as a "potentially responsible party" ("PRP") in connection with a site identified as the Southern Lakes Trap & Skeet Club, apparently located at the Resort-Hotel in Lake Geneva, Wisconsin (the "Resort"), formerly owned by a subsidiary of the Company. The Resort was sold by the Company's subsidiary to LG Americana-GKP Joint Venture in 1982. Two other entities were also identified as PRPs in the notice. The notice relates to actions that may be ordered taken by the EPA to sample for and remove contamination in soils and sediments, purportedly caused by skeet shooting activities at the Resort property. During fiscal 1994, the EPA advised the Company of its position that the area of land requiring remediation is approximately twice the size of the initial site. The Company believes that it has established adequate reserves, which totaled $0.8 at December 31, 1995, to cover the eventual cost of its anticipated share (based on an agreement with one of the other PRPs) of any remediation that may be agreed upon. The Company is also reviewing available defenses, insurance coverage and claims it may have against third parties.

                           PART II. OTHER INFORMATION
Item 6(a) Exhibits
------------------

                   PLAYBOY ENTERPRISES, INC. AND SUBSIDIARIES
                                   EXHIBIT 11
                    COMPUTATION OF EARNINGS PER COMMON SHARE
                    (In thousands, except per share amounts)

                                                           Quarters Ended          Six Months Ended
                                                            December 31,             December 31,
                                                        --------------------      --------------------
                                                         1995         1994         1995         1994
                                                        -------      -------      -------      -------
Primary:
--------
 Earnings:
  Net income (loss)                                     $ 1,138      $ 1,001       $ 2,150      $  (227)
                                                        =======      =======       =======      =======

 Shares:
  Weighted average number of common
   shares outstanding                                    19,990       19,986        19,990       19,979
  Assuming exercise of options reduced
   by the number of shares which could have
    been purchased with the proceeds from
     exercise of such options                               229          245           233          208
                                                        -------      -------       -------      -------
  Weighted average number of common shares
   outstanding as adjusted                               20,219       20,231        20,223       20,187
                                                        =======      =======       =======      =======

 Primary earnings per common share:
  Net income (loss)                                     $  0.06/1/   $  0.05/1/    $  0.11/1/   $ (0.01)/1/
                                                        =======      =======       =======      =======

Fully Diluted:
--------------
 Earnings:
  Net income (loss)                                     $ 1,138      $ 1,001       $ 2,150      $  (227)
                                                        =======      =======       =======      =======

 Shares:
  Weighted average number of common
   shares outstanding                                    19,990       19,986        19,990       19,979
  Assuming exercise of options reduced
   by the number of shares which could have
    been purchased with the proceeds from
     exercise of such options                               230          377           237          307
                                                        -------      -------       -------      -------
  Weighted average number of common shares
   outstanding as adjusted                               20,220       20,363        20,227       20,286
                                                        =======      =======       =======      =======

 Earnings per common share assuming full dilution:
  Net income (loss)                                     $  0.06/1/   $  0.05/1/    $  0.11/1/   $ (0.01)/1/
                                                        =======      =======       =======      =======



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





                                           PLAYBOY ENTERPRISES, INC.
                                           -------------------------
                                                  (Registrant)



Date   February 9, 1996                    By   /s/David I. Chemerow
      -------------------                       ------------------------------
                                                David I. Chemerow
                                                Executive Vice President,
                                                Finance and Operations and
                                                Chief Financial Officer