Form 10-Q
period 1996-03-31
PLAYBOY ENTERPRISES INC
filed 1996-05-13
CIK 79114

               UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D.C. 20549

                                   FORM 10-Q



(Mark One)

[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 1996

                                      OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ........... to ..........


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


  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [_]


  As of April 30, 1996, there were 4,713,954 shares of Class A Common Stock, par value $.01 per share and 15,302,082 shares of Class B Common Stock, par value $.01 per share, outstanding.

                   PLAYBOY ENTERPRISES, INC. AND SUBSIDIARIES
                               INDEX TO FORM 10-Q

                                  ____________

                                                                Page Number
                                                                -----------

Part I.   Financial Information

          Condensed Consolidated Statements of Operations
          for the Quarters Ended March 31, 1996 and 1995              3

          Condensed Consolidated Statements of Operations
          for the Nine Months Ended March 31, 1996 and 1995           4

          Condensed Consolidated Balance Sheets
          at March 31, 1996 and June 30, 1995                         5

          Condensed Consolidated Statements of Cash Flows
          for the Nine Months Ended March 31, 1996 and 1995           6

          Notes to Condensed Consolidated Financial
          Statements                                                7-8

          Management's Discussion and Analysis of
          Financial Condition and Results of Operations            9-16


Part II.  Other Information                                       17-18

                  PLAYBOY ENTERPRISES, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                  for the Quarters Ended March 31 (Unaudited)
                   (In thousands, except per share amounts)

                                            1996       1995*
                                          ---------  --------
Net revenues                              $ 66,257   $ 58,025
                                          --------   --------

Costs and expenses:
 Cost of sales                             (56,702)   (51,113)
 Selling and administrative expenses        (7,720)    (6,676)
                                          --------   --------
   Total costs and expenses                (64,422)   (57,789)
                                          --------   --------

     Operating income                        1,835        236
                                          --------   --------

Nonoperating income (expense):
 Investment income                              12         62
 Interest expense                             (202)      (221)
 Other, net                                   (103)       (95)
                                          --------   --------
   Total nonoperating expense                 (293)      (254)
                                          --------   --------

     Income (loss) before income taxes       1,542        (18)

Income tax expense                            (866)      (329)
                                          --------   --------

     Net income (loss)                    $    676   $   (347)
                                          ========   ========


Weighted average number of common shares
 outstanding                                20,007     19,989
                                          ========   ========


Net income (loss) per common share        $    .03   $   (.02)
                                          ========   ========


* Certain reclassifications have been made to conform to the current year presentation.


The accompanying notes are an integral part of these consolidated financial statements.

                  PLAYBOY ENTERPRISES, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS for the Nine Months Ended March 31 (Unaudited)
                   (In thousands, except per share amounts)

                                                         1996       1995*
                                                      ----------  ---------
Net revenues                                          $ 200,138   $ 179,906
                                                      ---------   ---------

Costs and expenses:
 Cost of sales                                         (170,884)   (158,278)
 Selling and administrative expenses                    (23,125)    (20,965)
                                                      ---------   ---------
   Total costs and expenses                            (194,009)   (179,243)
                                                      ---------   ---------

     Operating income                                     6,129         663
                                                      ---------   ---------

Nonoperating income (expense):
 Investment income                                           41          93
 Interest expense                                          (508)       (564)
 Other, net                                                (137)        (56)
                                                      ---------   ---------
   Total nonoperating expense                              (604)       (527)
                                                      ---------   ---------

     Income before income taxes                           5,525         136

Income tax expense                                       (2,699)       (710)
                                                      ---------   ---------

     Net income (loss)                                $   2,826   $    (574)
                                                      =========   =========

Weighted average number of common shares outstanding     19,996      19,982
                                                      =========   =========


Net income (loss) per common share                    $     .14   $    (.03)
                                                      =========   =========


* Certain reclassifications have been made to conform to the current year presentation.


The accompanying notes are an integral part of these consolidated financial statements.

                   PLAYBOY ENTERPRISES, INC. AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                       (In thousands, except share data)

                                                                 (Unaudited)
                                                                  March 31,   June 30,
                                                                    1996        1995
                                                                 -----------  --------
Assets
- ------
  Cash and cash equivalents                                        $    214   $  1,471
  Receivables, net of allowance for doubtful accounts of
   $4,012 and $4,837, respectively                                   27,881     24,151
  Inventories                                                        27,093     21,428
  Programming costs                                                  29,415     29,740
  Deferred subscription acquisition costs                            11,443      9,176
  Other current assets                                               11,566     10,190
                                                                   --------   --------
    Total current assets                                            107,612     96,156
                                                                   --------   --------

  Property and equipment, at cost                                    37,152     36,576
  Accumulated depreciation                                          (24,956)   (23,100)
                                                                   --------   --------
    Property and equipment, net                                      12,196     13,476
                                                                   --------   --------

  Programming costs - noncurrent                                      8,679      3,209
  Trademarks                                                         11,576     11,046
  Net deferred tax assets                                             4,940      6,493
  Other noncurrent assets                                            10,371      7,455
                                                                   --------   --------

  Total assets                                                     $155,374   $137,835
                                                                   ========   ========

Liabilities
- -----------
  Short-term borrowings                                            $ 10,500   $  5,000
  Current financing obligations                                         338        333
  Accounts payable                                                   21,587     19,549
  Accrued salaries, wages and employee benefits                       4,370      4,088
  Reserves for losses on disposals of discontinued operations           725        766
  Income taxes payable                                                  952        875
  Deferred revenues                                                  48,646     42,905
  Other liabilities and accrued expenses                              9,726      8,621
                                                                   --------   --------
    Total current liabilities                                        96,844     82,137

  Long-term financing obligations                                       345        687
  Other noncurrent liabilities                                        8,099      7,921
                                                                   --------   --------
    Total liabilities                                               105,288     90,745
                                                                   --------   --------

Shareholders' Equity
- --------------------
  Common stock, $.01 par value
   Class A - 7,500,000 shares authorized; 5,042,381 issued               50         50
   Class B - 30,000,000 shares authorized; 16,477,143 issued            165        165
  Capital in excess of par value                                     36,432     36,398
  Retained earnings                                                  21,372     18,546
  Less cost of treasury stock                                        (7,933)    (8,069)
                                                                   --------   --------
    Total shareholders' equity                                       50,086     47,090
                                                                   --------   --------

  Total liabilities and shareholders' equity                       $155,374   $137,835
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

                                                                     1996           1995*
                                                                   ---------      --------
Cash Flows From Operating Activities
- ------------------------------------
Net income (loss)                                                  $  2,826       $   (574)
Adjustments to reconcile net income (loss) to net cash
  provided by (used for) operating activities:
   Depreciation of property and equipment                             1,794          1,900
   Amortization of intangible assets                                  1,323          1,173
   Amortization of investments in entertainment programming          13,857         13,674
   Investments in entertainment programming                         (19,002)       (16,707)
   Net change in operating assets and liabilities                    (3,846)           849
   Net cash used for discontinued operations                            (41)          (102)
   Other, net                                                            22             38
                                                                   --------       --------
      Net cash provided by (used for) operating activities           (3,067)           251
                                                                   --------       --------

Cash Flows From Investing Activities
- -------------------------------------
Additions to property and equipment                                    (471)          (281)
Acquisitions of equity interests in international ventures           (3,180)             -
Other, net                                                              150             36
                                                                   --------       --------
      Net cash used for investing activities                         (3,501)          (245)
                                                                   --------       --------

Cash Flows From Financing Activities
- ------------------------------------
Increase in short-term borrowings                                     5,500          1,700
Repayment of debt                                                      (350)        (1,850)
Proceeds from exercise of stock options                                 161            198
                                                                   --------       --------
      Net cash provided by financing activities                       5,311             48
                                                                   --------       --------

Net increase (decrease) in cash and cash equivalents                 (1,257)            54

Cash and cash equivalents at beginning of period                      1,471          1,258
                                                                   --------       --------

Cash and cash equivalents at end of period                         $    214       $  1,312
                                                                   ========       ========




 * Certain reclassifications have been made to conform to the current year presentation.


 The accompanying notes are an integral part of these consolidated financial statements.

                  PLAYBOY ENTERPRISES, INC. AND SUBSIDIARIES
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
        for the Quarters and Nine Months Ended March 31, 1996 and 1995

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

(B)  INCOME TAXES
     ------------

     The Company's net deferred tax asset declined to $5.3 million at March 31, 1996 based on management's projection of fiscal 1996 taxable income. As reported in the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 1995, the significant components of the net deferred tax asset include net operating loss, capital loss and tax credit carryforwards. Of the $5.3 million and $6.9 million net deferred tax assets included in the Condensed Consolidated Balance Sheets at March 31, 1996 and June 30, 1995, respectively, $0.4 million is included in "Other current assets" with the remainder segregated as "Net deferred tax assets".

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

(C)  INVENTORIES
     -----------

     Inventories, which are stated at the lower of cost (average cost, specific cost and first-in, first-out) or market, consisted of the following (in thousands):

                                                       March 31, June 30,
                                                         1996      1995
                                                       --------   -------
          Paper                                         $12,745   $ 7,342
          Editorial and other prepublication costs        5,933     6,193
          Merchandise finished goods                      8,415     7,893
                                                        -------   -------

          Total inventories                             $27,093   $21,428
                                                        =======   =======

(D)  TREASURY STOCK
     --------------

     Treasury stock consisted of 328,427 Class A common shares and 1,175,061 Class B common shares at March 31, 1996. At June 30, 1995, treasury stock consisted of 328,427 Class A common shares and 1,201,294 Class B common shares.

(E)  REVOLVING CREDIT AGREEMENT
     --------------------------

     In March 1996, the Company and its banks amended the Company's revolving credit agreement. The amendment increased the line of credit from $19.5 million to $35.0 million and extended the maturity date of the line to March 1999. The amended revolving credit agreement remains collateralized by substantially all of the Company's assets and requires the Company to maintain financial covenants pertaining to net worth, leverage and cash flow.

(F)  ACQUISITION
     -----------

     On March 29, 1996 the Company acquired an additional 45 percent interest in VIPress Poland Sp. z o.o. ("VIPress") for approximately $300,000, including approximately $80,000 in acquisition costs. Subsequent to this purchase, the Company owns 90 percent of the capital stock of VIPress, which publishes the Polish edition of Playboy magazine. The acquisition was accounted for under the purchase method. The Company's Condensed Consolidated Statements of Operations do not include the operating results of VIPress as the acquisition occurred on the last business day of the quarter and nine months ended March 31, 1996. Prior to acquiring the additional 45 percent interest, the investment was accounted for under the equity method and as such, the Company's proportionate share of net income from VIPress is included in nonoperating income. The acquisition resulted in goodwill of approximately $100,000 which will be amortized over five years. The Company's 90 percent interest may be reduced to a minimum of 80 percent by the end of fiscal year 2000 as a result of shares that may be sold to two managing minority partners generally pursuant to an incentive plan that requires certain performance objectives to be met. Pro forma results reflecting this acquisition, assuming it had been made at the beginning of each period presented, would not be materially different from the results reported.

(G)  CONTINGENCIES
     -------------

     In January 1993, the Company received a General Notice from the United States Environmental Protection Agency (the "EPA") as a "potentially responsible party" ("PRP") in connection with a site identified as the Southern Lakes Trap & Skeet Club, apparently located at the Resort-Hotel in Lake Geneva, Wisconsin (the "Resort"), formerly owned by a subsidiary of the Company. The Resort was sold by the Company's subsidiary to LG Americana-GKP Joint Venture in 1982. Two other entities were also identified as PRPs in the notice. The notice relates to actions that may be ordered taken by the EPA to sample for and remove contamination in soils and sediments, purportedly caused by skeet shooting activities at the Resort property. During fiscal 1994, the EPA advised the Company of its position that the area of land requiring remediation is approximately twice the size of the initial site. The Company believes that it has established adequate reserves, which totaled $0.7 million at March 31, 1996, to cover the eventual cost of its anticipated share (based on an agreement with one of the other PRPs) of any remediation that may be agreed upon. The Company is also reviewing available defenses, insurance coverage and claims it may have against third parties.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
               (IN MILLIONS OF DOLLARS, EXCEPT PER SHARE AMOUNTS)


RESULTS OF OPERATIONS
- ---------------------

     The Company's revenues increased 14% to $66.3 for the quarter ended March 31, 1996 compared to $58.0 for the prior year quarter. Revenues were $200.1 for the nine months ended March 31, 1996, an 11% increase over revenues of $179.9 for the nine months ended March 31, 1995. These increases were due to higher revenues from all of the Company's Groups, primarily driven by increases in the domestic pay television business and the Collectors' Choice Music and Critics' Choice Video catalogs.

     The Company reported operating income of $1.8 for the quarter ended March 31, 1996 compared to $0.2 in the prior year quarter. For the nine months ended March 31, 1996, the Company had operating income of $6.1 compared to $0.7 in the prior year. These increases were primarily due to significantly higher operating income for the domestic pay television business, partially offset by lower operating income for Playboy magazine. Additionally, the current year quarter reported a meaningful increase in operating performance for the international television and home video business, whereas the current year nine-month period reported a significant increase in operating income from the Playboy-related businesses.

     Net income for the quarter ended March 31, 1996 was $0.7, or $0.03 per share, compared to a net loss of $0.3, or $0.02 per share, for the prior year quarter. For the nine months ended March 31, 1996, net income was $2.8, or $0.14 per share, compared to a net loss of $0.6, or $0.03 per share, for the nine months ended March 31, 1995.

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

PUBLISHING GROUP

     The revenues and operating income of the Publishing Group were as follows for the periods indicated below:

                                               REVENUES                   OPERATING INCOME
                                   ------------------------------  ------------------------------
                                      QUARTERS      NINE MONTHS       QUARTERS      NINE MONTHS
                                       ENDED           ENDED           ENDED           ENDED
                                     MARCH 31,       MARCH 31,       MARCH 31,       MARCH 31,
                                   --------------  --------------  --------------  --------------
                                    1996    1995    1996    1995    1996    1995    1996    1995
                                   ------  ------  ------  ------  ------  ------  ------  ------
     Playboy Magazine............   $24.5   $23.7   $78.6   $77.9  $ 0.3   $ 1.3   $ 3.5   $ 5.8
     Playboy-Related Businesses..     5.9     5.6    19.4    17.4    2.2     2.0     7.3     5.8
                                    -----   -----   -----   -----  -----   -----   -----   -----
        Subtotal.................    30.4    29.3    98.0    95.3    2.5     3.3    10.8    11.6
     Administrative Expenses.....       -       -       -       -   (1.0)   (0.7)   (3.1)   (2.7)
                                    -----   -----   -----   -----  -----   -----   -----   -----
          Total..................   $30.4   $29.3   $98.0   $95.3  $ 1.5   $ 2.6   $ 7.7   $ 8.9
                                    =====   =====   =====   =====  =====   =====   =====   =====

 Playboy Magazine

     Playboy magazine circulation revenues were stable for the quarter and nine months ended March 31, 1996 compared to the prior year. For the quarter ended March 31, 1996, a 2% increase in subscription revenues combined with higher favorable newsstand sales adjustments related to prior issues were offset primarily by a 17% decline in U.S. and Canadian newsstand copies sold in the current year quarter. For the nine-month period, a 1% increase in subscription revenues combined with a higher average newsstand price in the current year were offset principally by favorable newsstand sales adjustments in the prior year related to prior years' issues and 1% fewer U.S. and Canadian newsstand copies sold in the current year. Advertising revenues increased 8% for the quarter ended March 31, 1996 compared to the prior year primarily due to 6% more advertising pages in the current year quarter. Advertising revenues remained stable for the nine-month period as 4% fewer advertising pages in the current year were mostly offset by an increase in average net revenue per page principally due to rate increases effective with the January 1996 and 1995 issues. Advertising sales for the fiscal 1996 fourth quarter issues of the magazine are closed, and the Company expects to report 5% fewer advertising pages for the quarter compared to the prior year quarter, resulting in an expected 4% decrease in advertising pages for fiscal 1996 compared to the prior fiscal year. Additionally, both the current year quarter and nine-month period benefited from higher revenues from the rental of Playboy magazine's subscriber list.

     For the quarter and nine months ended March 31, 1996, Playboy magazine operating income decreased $1.0 and $2.3, respectively, compared to the prior year primarily due to significant increases in paper costs partially offset by a decrease in direct costs and operating expenses and the net increases in revenues discussed above. Manufacturing costs for the quarter and nine months ended March 31, 1996 increased 32% and 28%, respectively, compared to the prior year principally due to higher paper prices which began impacting the Company in the second half of fiscal 1995. For the quarter and nine months ended March 31, 1996, average paper prices were 49% and 52% higher, respectively, than the prior year. Paper prices have begun to stabilize, however it is too early to know the timing and amount of reductions except that the Company does not expect a favorable impact for the fourth quarter of fiscal 1996 or the first quarter of fiscal 1997 compared to the respective prior year quarters. Direct costs and operating expenses decreased 4% and 7%, respectively, for the quarter and nine months ended March 31, 1996 largely due to lower subscription acquisition amortization, as a result of improving efficiencies by lowering the advertising rate base in the current year, and advertising sales expenses in the current year. Additionally, editorial costs increased for the quarter ended March 31, 1996 principally as a result of higher photo costs related to current year quarter issues, and decreased for the nine-month period principally as the result of an additional celebrity pictorial in the prior year. Also favorably impacting the nine-month period was a legal settlement in the prior year with the Company's former distributor of Playboy magazine.

Playboy-Related Businesses

     For the quarter and nine months ended March 31, 1996, operating income from the Company's Playboy-related businesses increased $0.2 and $1.5, respectively, on $0.3 and $2.0 increases, respectively, in revenues. These increases were primarily due to higher royalties from Playboy foreign editions in the current year. Partially offsetting the increase for the quarter ended March 31, 1996 were lower revenues from the sale of newsstand specials principally as a result of 26% fewer copies sold in the current year quarter due in part to the mix of titles sold. Partially offsetting the above was the favorable impact of a $1.00 increase in the cover price to $6.95 in most of the country in the fourth quarter of the prior year. Additionally, the nine-month period was favorably impacted by higher revenues from the sale of newsstand specials largely due to the $1.00 increase in the cover price.

Administrative Expenses

     The Publishing Group's administrative expenses increased $0.3 and $0.4, respectively, for the quarter and nine months ended March 31, 1996 primarily due to higher employee medical benefit expenses and variable compensation expense related to performance in the current year.

CATALOG GROUP

     The revenues and operating income of the Catalog Group were as follows for the periods indicated below:

                          QUARTERS     NINE MONTHS
                            ENDED         ENDED
                          MARCH 31,     MARCH 31,
                         ------------  ------------
                          1996   1995   1996   1995
                         -----  -----  -----  -----
     REVENUES..........  $18.6  $15.9  $53.5  $46.5
                         =====  =====  =====  =====

     OPERATING INCOME..  $ 1.6  $ 1.4  $ 4.2  $ 4.6
                         =====  =====  =====  =====

     For the quarter and nine months ended March 31, 1996, revenues of the Catalog Group increased 17% and 15%, respectively, compared to the prior year primarily due to higher sales volume from all of the Company's catalogs, primarily the Collectors' Choice Music and Critics' Choice Video catalogs. The increased revenues related to the Critics' Choice Video catalog were primarily attributable to increased circulation and a strong response to a competitive pricing strategy implemented in the second quarter of the current year in reaction to lower response rates in the two prior quarters which the Company believes were due in part to competition from mass marketers which offer popular videos at deeply-discounted prices. The higher revenues from the Collectors' Choice Music and Playboy catalogs were primarily due to increased circulation, combined with a strong response in the quarter to the Playboy catalog.

     For the quarter ended March 31, 1996, operating income increased 12% compared to the prior year quarter as the increase in revenues was sufficient to absorb higher expenses due to paper price and postal rate increases and expanded mailings to prospective customers. This was the second consecutive quarter in fiscal 1996 where there was an increase in operating income compared to last year and these favorable results brought down the nine-month comparative decline in operating income, which was also impacted by the higher expenses, to 8%.

ENTERTAINMENT GROUP

     The revenues and operating income (loss) of the Entertainment Group were as follows for the periods indicated below:

                                                                 QUARTERS        NINE MONTHS
                                                                   ENDED            ENDED
                                                                 MARCH 31,        MARCH 31,
                                                               -------------   ---------------
                                                                1996    1995    1996     1995
                                                               -----   -----   ------   ------
     REVENUES
     Domestic Pay Television:
      Playboy Television Pay-Per-View........................  $ 3.8   $ 3.1   $ 11.2   $  8.7
      Playboy Television Monthly Subscription................    1.7     1.7      5.2      5.2
      Playboy Television Satellite Direct-to-Home and Other..    4.7     2.6     12.2      6.9
      AdulTVision............................................    0.5       -      1.3        -
                                                               -----   -----   ------   ------
        Total Domestic Pay Television........................   10.7     7.4     29.9     20.8
     Domestic Home Video.....................................    2.9     2.3      7.3      6.5
     International Television and Home Video.................    1.0     1.2      4.2      5.2
     Movies and Other........................................    0.5     0.2      1.2      0.5
                                                               -----   -----   ------   ------
        Total Revenues.......................................  $15.1   $11.1   $ 42.6   $ 33.0
                                                               =====   =====   ======   ======

     OPERATING INCOME (LOSS)
     Profit Contribution Before Programming Expense..........  $ 6.5   $ 3.4   $ 17.2   $ 10.5
     Programming Expense.....................................   (4.7)   (4.5)   (13.5)   (13.4)
                                                               -----   -----   ------   ------
        Total Operating Income (Loss)........................  $ 1.8   $(1.1)  $  3.7   $ (2.9)
                                                               =====   =====   ======   ======

     The following discussion focuses on the profit contribution of each business before programming expense ("profit contribution").

 Domestic Pay Television

     For the quarter and nine months ended March 31, 1996, pay-per-view revenues for the domestic pay television service, Playboy Television, were 24% and 29% higher, respectively, compared to the prior year, primarily attributable to higher average buy rates, an increase in the number of cable addressable homes to which Playboy Television was available, and higher average revenue per buy in the current year. At March 31, 1996, Playboy Television was available to 11.3 million cable addressable homes, a 9% increase compared to March 31, 1995. Of the 11.3 million cable addressable homes, 3.6 million could receive Playboy Television on a 24-hour basis, a 38% increase compared to March 31, 1995. The number of total cable addressable homes to which Playboy Television was available at March 31, 1996 remained stable from December 31, 1995, while homes with 24-hour availability increased 0.3 million, or 9%, over the same period. The average annual increase in the number of total cable addressable homes to which Playboy Television was available over the last five complete fiscal years was 29%. Playboy Television monthly subscription revenues remained relatively stable for both the quarter and nine months ended March 31, 1996, compared to the prior year.

     Management believes that growth in cable access for the Company's domestic pay television business has slowed in recent years due to the effects of cable reregulation by the Federal Communications Commission ("FCC"), including the "going-forward rules" announced in fiscal 1995 which provide cable operators with incentives to add basic services. Competition for channel space has been the primary factor in the slower growth as cable operators have utilized available channel space to comply with "must-carry" provisions, mandated retransmission consent agreements and "leased access" provisions. Additionally, the delay of new technology, primarily digital set-top converters which would dramatically increase channel capacity, have contributed to the problem. Management believes that growth will continue to be affected in the near term as the cable television industry responds to the FCC's rules and subsequent modifications, and develops new technology. However, as addressable technology becomes more widely available, the Company believes that ultimately its pay television networks will be available to the vast majority of cable homes.

     In February 1996, Congress passed, and President Clinton signed into law, The Telecommunications Act of 1996 (the "Act"). Certain provisions of the Act are directed exclusively at cable programming in general and adult cable programming in particular. In some cable systems, audio or momentary bits of video of premium or pay-per-view channels may accidentally become available to non-subscribing cable customers. This is called "bleeding" and is not a widespread problem. Section 505 of the Act requires cable systems to install technology in every household in every cable system that offers adult programming, whether or not customers request it or need it, to prevent any possibility of bleeding. Section 505 further provides that until a cable operator complies with the Act, it must restrict the period during which the programming is transmitted. Penalties for violation of the Act are significant and include fines and imprisonment. The Company believes that Section 505 is unconstitutional and on February 26, 1996, one of its subsidiaries filed a civil suit challenging Section 505. On March 7, 1996, the Company was granted a Temporary Restraining Order ("TRO") staying the implementation and enforcement of Section 505. In granting the TRO, the court found that the Company had demonstrated it is likely to succeed on the merits of its claim that Section 505 is unconstitutional. The TRO will remain in place until a judgement is rendered at the conclusion of an evidentiary hearing for preliminary relief, which is scheduled to commence on May 20, 1996. The Company believes that if Section 505 was to be enforced, a portion of the Company revenues attributable to its domestic pay television services would be adversely affected due to reduced carriage and/or reduced buy rates.

     Playboy Television satellite direct-to-home and other revenues were 80% and 78% higher for the quarter and nine months ended March 31, 1996, respectively, compared to the prior year. These increases were primarily due to higher DirecTV revenues, as a result of a 166% increase in the subscriber universe and a change to 24-hour programming in August 1995, and revenues in the current year from PrimeStar, which launched Playboy Television in the fourth quarter of fiscal 1995, slightly offset by lower TVRO revenues. Playboy Television was available to 15.9 million cable and satellite direct-to-home households, including 378,000 monthly subscribers, at March 31, 1996.

     In July 1995, the Company launched a second pay television channel, AdulTVision, as a flanker channel to Playboy Television to enhance the Company's position against competitive pressures from adult movie channels and to drive cable access for Playboy Television. AdulTVision is being offered on a pay-per-view basis and is sold in combination with Playboy Television through cable operators, and to the direct-to-home market. For the quarter and nine months ended March 31, 1996, revenues for the new channel were $0.5 and $1.3, respectively. The Company anticipates the channel will report a loss for fiscal 1996 but still expects that the channel will be at least break even in fiscal 1997.

     Profit contribution for domestic pay television increased $1.6 and $5.6, respectively, for the quarter and nine months ended March 31, 1996 primarily due to the significant increases in revenues combined with lower distribution costs partially offset by transponder expenses related to the new channel, higher sales and marketing costs and expenses related to the civil suit discussed above in the current year.

 Domestic Home Video

     Domestic home video revenues increased $0.6 and $0.8, respectively, for the quarter and nine months ended March 31, 1996, compared to the prior year primarily due to higher sales of new releases in the current year, in part due to extraordinary sales of The Best of Pamela Anderson. Additionally, there were higher revenues in the current year quarter and nine-month period from a direct-response continuity series deal with Time Life Inc. Recently, Time Life Inc. replaced Warner Music Enterprises, Inc., both divisions of Time Warner Inc., as the distributor of this series. The current year periods were also favorably impacted by revenues from a three-year distribution agreement with Uni related to backlist titles effective in the fourth quarter of the prior year, which are subject to certain earn-out provisions in the final year. The current year included the second year of the guarantee as well as a reserve established related to the first year of the guarantee recorded in fiscal 1995 in the event that the earn-out provisions will not be met in the final year. The prior year included sales and returns of backlist titles prior to the inception of the distribution agreement. These net favorable revenue comparisons more than offset the absence of sales that were in the prior year related to a small-budget Playboy-produced line of movies, The Eros Collection.

     Profit contribution increased $0.4 for the quarter ended March 31, 1996, compared to the prior year quarter principally due to the higher net revenues. For the nine-month period, profit contribution increased $1.3 compared to the prior year principally due to the net increase in revenues in the current year combined with the timing of costs related to an industry convention.

 International Television and Home Video

     For the quarter ended March 31, 1996, revenues and profit contribution from the international television and home video business decreased and increased $0.2 and $0.9, respectively, compared to the prior year. The increase in profit contribution is primarily due to a write-off of $1.3 recorded in the prior year quarter related to sales to an international television distributor in fiscal 1994, partially offset by lower international home video sales to various countries in the current year quarter. For the nine months ended March 31, 1996, revenues and profit contribution decreased $1.0 and remained stable, respectively, compared to the prior year. Profit contribution remained stable primarily due to the previously discussed write-off in the prior year, mostly offset by lower international television revenues in the current year. The lower international television revenues are primarily the result of revenues in the prior year associated with multiyear agreements. Partially offsetting the above were international television revenues in the current year as a result of the recent launch of a Playboy Television channel in Japan combined with sales to Mexico and Germany, and an unfavorable adjustment in the prior year related to revenues associated with a multiyear agreement recorded in fiscal 1994. Variations in quarterly performance are caused by revenues and profit contribution from multiyear agreements being recognized depending upon the timing of program delivery, license periods and other factors.

 Programming Expense

     Programming amortization expense associated with the Entertainment Group businesses discussed above increased $0.2 and $0.1, respectively, for the quarter and nine months ended March 31, 1996, compared to the prior year.

 Movies and Other

     For the quarter and nine months ended March 31, 1996, operating income from movies and other businesses increased $0.2 and $0.3, respectively. These increases were primarily due to $0.3 and $0.7 increases in revenues, respectively, partially offset by higher related programming costs. The Entertainment Group's administrative expenses for the quarter and nine months ended March 31, 1996 remained stable and increased $0.5, respectively, compared to the prior year. There was variable compensation expense related to performance and higher employee medical benefit expenses in the current year, which, for the quarter only, were offset by lower consulting expenses in the current year.

PRODUCT MARKETING GROUP

     The revenues and operating income of the Product Marketing Group were as follows for the periods indicated below:

                           QUARTERS    NINE MONTHS
                            ENDED         ENDED
                           MARCH 31,     MARCH 31,
                         ------------  ------------
                         1996   1995   1996   1995
                         -----  -----  -----  -----

     REVENUES..........  $ 2.2  $ 1.7  $ 6.0  $ 5.1
                         =====  =====  =====  =====

     OPERATING INCOME..  $ 1.4  $ 1.2  $ 3.3  $ 2.3
                         =====  =====  =====  =====

     Revenues for the quarter and nine months ended March 31, 1996 increased $0.5 and $0.9, respectively, compared to the prior year primarily due to significantly higher international product licensing royalties, primarily from Asia. Partially offsetting the favorable revenue variance for the nine-month period were lower revenues in the current year from Special Editions, Ltd., as the Company's art publishing and art products business moves from direct sales to licensing, combined with no royalties in the current year from a Sarah Coventry licensee that experienced financial difficulties and was terminated in the second quarter of the prior year. Operating income for the quarter and nine-month period increased $0.2 and $1.0, respectively, principally due to increases in operating income of international product licensing, primarily due to the higher revenues. Partially offsetting the favorable variance for the quarter was lower operating income from Sarah Coventry product licensing.

CORPORATE ADMINISTRATION AND PROMOTION

     Corporate administration and promotion expenses of $4.5 and $12.8 for the quarter and nine months ended March 31, 1996, respectively, increased 14% and 5%, respectively, compared to the prior year periods. These increases were primarily due to variable compensation expense related to performance and higher employee medical benefit expenses in the current year. Additionally, for the nine-month period, higher legal and consulting expenses in the current year were mostly offset by higher marketing project expenses in the prior year.

CASINO GAMING

     The Company has announced plans to re-enter the casino gaming business. The Company's image, international appeal and successful history in gaming makes this a logical extension into a fast growing field of adult entertainment. The Company, with a consortium of Greek investors, bid in June 1995 for an exclusive gaming license on the island of Rhodes, Greece. In November 1995, the Greek government officially notified the Company's consortium that it had won the competitive bid for this license, and the Company expects the casino to open in 1997. The Company will receive licensing royalties on revenues of the hotel/casino and owns less than 20% of its equity. The Company is also exploring other gaming ventures. The Company's strategy is to enter into joint-venture agreements with strong local partners in which it would receive license fees for the use of the Playboy name and trademarks and consider taking equity positions.

LIQUIDITY AND CAPITAL RESOURCES
- -------------------------------

     At March 31, 1996, the Company had $0.2 in cash and cash equivalents and $10.5 in short-term borrowings, compared to $1.5 in cash and cash equivalents and $5.0 in short-term borrowings at June 30, 1995. The Company expects to meet its short-term and long-term cash requirements through its revolving credit agreement and cash generated from operations. See Cash Flows From Financing Activities below.

 Cash Flows From Operating Activities

     Net cash used for operating activities was $3.1 for the nine months ended March 31, 1996 compared to net cash provided of $0.3 for the prior year period. Cash used for operating assets and liabilities was $3.8 in the current year period compared to cash provided by operating assets and liabilities of $0.8 in the prior year. This decrease was primarily due to an increase in cash used for inventories primarily due to additional purchases of paper related to Playboy magazine in the current year period in part to take advantage of favorable pricing. Also unfavorably impacting the year-to-year comparison was cash used for accounts receivable in the current year period primarily due to domestic and Canadian newsstand receivables due in part to lower advances from the Company's national distributor of Playboy magazine combined with subscription receivables as a result of lower cancellations in the current year period. Partially offsetting the increased use of cash mentioned above was a decrease in cash used for other current assets primarily related to the Critics' Choice Video and Collectors' Choice Music catalogs largely as a result of the timing of prepaid promotion costs in the prior year period. The Company invested $19.0 in Company-produced and licensed entertainment programming during the first nine months of fiscal 1996 compared to $16.7 in the prior year period, and expects to invest approximately $7.2 in such programming during the remainder of fiscal 1996.

 Cash Flows From Investing Activities

     Net cash used for investing activities was $3.5 for the nine months ended March 31, 1996 compared to $0.2 for the prior year period. The current year period included investments in equity interests of $3.2 in the first overseas Playboy television channels in the United Kingdom and Japan, the casino gaming venture awarded an exclusive license on the island of Rhodes, Greece, and an additional equity interest in VIPress Poland Sp. z o.o., which publishes the Polish edition of Playboy magazine.

 Cash Flows From Financing Activities

     Net cash provided by financing activities was $5.3 higher for the nine months ended March 31, 1996 compared to the prior year period. This increase was principally due to a $3.8 higher increase in the level of short-term borrowings under the Company's revolving line of credit in the current year combined with a payment in the prior year related to the Company's acquisition effective July 1, 1993 of the remaining 20% interest in Critics' Choice Video, Inc. for $3.0, which consisted of $1.5 in cash and one-year promissory notes totaling $1.5, which were paid July 1, 1994.

     In March 1996, the Company and its banks amended the Company's revolving credit agreement. The amendment increased the line of credit from $19.5 to $35.0 and extended the maturity date of the line to March 1999. The amended revolving credit agreement remains collateralized by substantially all of the Company's assets and requires the Company to maintain financial covenants pertaining to net worth, leverage and cash flow.

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

     Management continues to believe that it is more likely than not that a sufficient level of taxable income will be generated prior to the expiration of the Company's NOLs to realize the $6.9 net deferred tax asset recorded at June 30, 1995. The Company's net deferred tax asset declined to $5.3 at March 31, 1996 based on management's projection of fiscal 1996 taxable income. Following is a summary of the bases for management's belief that it is more likely than not that the net deferred tax asset of $6.9 at June 30, 1995 will be realized:

 . Management reviewed the components of the Company's NOLs and determined that they primarily resulted from several nonrecurring events, which were not indicative of the Company's ability to generate future earnings.

 . The Publishing, Catalog and Product Marketing Groups continue to generate earnings, while the Company's substantial investments in the Entertainment Group resulted in earnings in fiscal 1995, and are anticipated to lead to increased earnings in fiscal 1996 and future years.

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

 Other

     In January 1993, the Company received a General Notice from the United States Environmental Protection Agency (the "EPA") as a "potentially responsible party" ("PRP") in connection with a site identified as the Southern Lakes Trap & Skeet Club, apparently located at the Resort-Hotel in Lake Geneva, Wisconsin (the "Resort"), formerly owned by a subsidiary of the Company. The Resort was sold by the Company's subsidiary to LG Americana-GKP Joint Venture in 1982. Two other entities were also identified as PRPs in the notice. The notice relates to actions that may be ordered taken by the EPA to sample for and remove contamination in soils and sediments, purportedly caused by skeet shooting activities at the Resort property. During fiscal 1994, the EPA advised the Company of its position that the area of land requiring remediation is approximately twice the size of the initial site. The Company believes that it has established adequate reserves, which totaled $0.7 at March 31, 1996, to cover the eventual cost of its anticipated share (based on an agreement with one of the other PRPs) of any remediation that may be agreed upon. The Company is also reviewing available defenses, insurance coverage and claims it may have against third parties.

                           PART II. OTHER INFORMATION

Item 1 Legal Proceedings
- ------------------------

     On February 26, 1996, Playboy Entertainment Group, Inc., a subsidiary of the Company, filed a civil suit challenging Section 505 of The Telecommunications Act of 1996 (the "Act") which was passed by Congress and signed into law in February 1996. The Company believes that Section 505 is unconstitutional. Certain provisions of the Act are directed exclusively at cable programming in general and adult cable programming in particular. In some cable systems, audio or momentary bits of video of premium or pay-per-view channels may accidentally become available to non-subscribing cable customers. This is called "bleeding" and is not a widespread problem. Section 505 of the Act requires cable systems to install technology in every household in every cable system that offers adult programming, whether or not customers request it or need it, to prevent any possibility of bleeding. Section 505 further provides that until a cable operator complies with the Act, it must restrict the period during which the programming is transmitted. Penalties for violation of the Act are significant and include fines and imprisonment. The suit names as defendants The United States of America, The United States Department of Justice, Attorney General Janet Reno and The Federal Communications Commission. On March 7, 1996, the Company was granted a Temporary Restraining Order ("TRO") staying the implementation and enforcement of Section 505. In granting the TRO, the court found that the Company had demonstrated it is likely to succeed on the merits of its claim that Section 505 is unconstitutional. The TRO will remain in place until a judgement is rendered at the conclusion of an evidentiary hearing for preliminary relief, which is scheduled to commence on May 20, 1996 before a special three-judge panel in the United States District Court for the District of Delaware.

Item 6(a) Exhibits
- ------------------

                   PLAYBOY ENTERPRISES, INC. AND SUBSIDIARIES
                                   EXHIBIT 11
                    COMPUTATION OF EARNINGS PER COMMON SHARE
                    (In thousands, except per share amounts)

                                                              Quarters Ended                Nine Months Ended
                                                                 March 31,                      March 31,
                                                      -----------------------------    ---------------------------
                                                         1996             1995             1996            1995
                                                      -----------    --------------    -----------     -----------
Primary:
- --------
 Earnings:
  Net income (loss)                                     $     676      $      (347)      $   2,826     $      (574)
                                                        =========      ===========       =========     ===========

 Shares:
  Weighted average number of common
   shares outstanding                                      20,007           19,989          19,996          19,982
  Assuming exercise of options reduced
   by the number of shares which could have
    been purchased with the proceeds from
     exercise of such options                                 284              268             250             229
                                                        ---------      -----------       ---------     -----------
  Weighted average number of common shares
   outstanding as adjusted                                 20,291           20,257          20,246          20,211
                                                        =========      ===========       =========     ===========

 Primary earnings per common share:
  Net income (loss)                                     $    0.03/1/   $     (0.02)/1/   $    0.14/1/  $     (0.03)/1/
                                                        =========      ===========       =========     ===========

Fully Diluted:
- --------------
 Earnings:
  Net income (loss)                                     $     676      $      (347)      $   2,826     $      (574)
                                                        =========      ===========       =========     ===========

 Shares:
  Weighted average number of common
   shares outstanding                                      20,007           19,989          19,996          19,982
  Assuming exercise of options reduced
   by the number of shares which could have
    been purchased with the proceeds from
     exercise of such options                                 346              268             273             295
                                                        ---------      -----------       ---------     -----------
  Weighted average number of common shares
   outstanding as adjusted                                 20,353           20,257          20,269          20,277
                                                        =========      ===========       =========     ===========

 Earnings per common share assuming full dilution:
  Net income (loss)                                     $    0.03 /1/  $     (0.02)/1/   $    0.14/1/  $     (0.03)/1/
                                                        =========      ===========       =========     ===========

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



                                           PLAYBOY ENTERPRISES, INC.
                                           -------------------------
                                                  (Registrant)



Date   May 13, 1996                        By   s/Rebecca S. Maskey
      ---------------                           ------------------------------
                                                Rebecca S. Maskey
                                                Senior Vice President,
                                                Finance