Form 10-K
period 1996-06-30
PLAYBOY ENTERPRISES INC
filed 1996-09-27
CIK 79114

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-K
(Mark One)
[x] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
    OF 1934 [FEE REQUIRED]
For the fiscal year ended June 30, 1996
                                       OR
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934 [NO FEE REQUIRED]
For the transition period from .................... to ....................
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

SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

                                                       Name of each exchange
   Title of each class                                  on which registered
   -------------------                                 ---------------------
Class A Common Stock, par value $0.01 per share........New York Stock Exchange
                                                       Pacific Stock Exchange
Class B Common Stock, par value $0.01 per share........New York Stock Exchange
                                                       Pacific Stock Exchange

SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:  NONE

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for
the past 90 days.          YES  X      NO
                               ___        ___

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ___

The aggregate market value of Class A Common Stock, par value $0.01 per share, held by nonaffiliates (based upon the closing sale price on the New York Stock Exchange) on August 31, 1996 was $17,548,713.

As of August 31, 1996, there were 4,748,954 shares of Class A Common Stock, par value $0.01 per share and 15,560,087 shares of Class B Common Stock, par value $0.01 per share, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE
Documents                                          Form 10-K Reference
- ---------                                          -------------------

Annual Report to Shareholders for the              Part I, Item 1, to the extent
 fiscal year ended June 30, 1996                    indicated under such item
                                                   Part II, Item 5, to the
                                                    extent indicated under
                                                    such item, and Items 6-8

Notice of Annual Meeting of Stockholders           Part III, Items 10-13, to
 and Proxy Statement (to be filed) relating         the extent described
 to the Annual Meeting of Stockholders to be        therein
 held in November 1996

                           PLAYBOY ENTERPRISES, INC.
                         1996 FORM 10-K ANNUAL REPORT



                               TABLE OF CONTENTS

                                                                            Page
                                                                            ----
                                     PART I

Item 1.  Business..........................................................   3
Item 2.  Properties........................................................  18
Item 3.  Legal Proceedings.................................................  19
Item 4.  Submission of Matters to a Vote of Security Holders...............  19


                                    PART II

Item 5.  Market for Registrant's Common Stock and Related Stockholder
           Matters.........................................................  22
Item 6.  Selected Financial Data...........................................  22
Item 7.  Management's Discussion and Analysis of Financial Condition
           and Results of Operations.......................................  22
Item 8.  Financial Statements and Supplementary Data.......................  22
Item 9.  Changes in and Disagreements With Accountants on Accounting
           and Financial Disclosure........................................  22


                                    PART III

Item 10. Directors and Executive Officers of the Registrant................  23
Item 11. Executive Compensation............................................  23
Item 12. Security Ownership of Certain Beneficial Owners and Management....  23
Item 13. Certain Relationships and Related Transactions....................  23


                                    PART IV

Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K..  23

                                    PART I

Item 1. Business
- ----------------

     Playboy Enterprises, Inc. was organized in 1953 to publish Playboy magazine. The term "Company" means Playboy Enterprises, Inc., together with its subsidiaries, unless the context otherwise requires. Since its inception, the Company has expanded its publishing operations and has engaged in entertainment businesses that are related to the content and style of Playboy magazine. Additionally, the Company licenses its trademarks for use on various consumer products and operates a direct marketing business.

     The Company's businesses are classified into four industry segments:
Publishing, Entertainment, Product Marketing and Catalog. The net revenues, income (loss) from continuing operations before income taxes and cumulative effect of change in accounting principle, and identifiable assets of each industry segment are set forth in the section "Financial Information Relating to Industry Segments" on page 24 of the Company's fiscal 1996 Annual Report to Shareholders ("fiscal 1996 Annual Report") and are incorporated herein by reference.

     The Company's trademarks are vital to the success and future growth of all of the Company's businesses. The trademarks, which are renewable periodically and which can be renewed indefinitely, include Playboy, Playmate, Rabbit Head Design, Sarah Coventry, Critics' Choice Video, Collectors' Choice Music and AdulTVision.

PUBLISHING GROUP

     The Company's Publishing Group operations include the publication of Playboy magazine, and Playboy-related businesses, which include newsstand specials and calendars, overseas editions of Playboy magazine, and new media businesses.

     The revenues and operating income of the Publishing Group were as follows for the periods indicated in the following table (in millions):


                                             Revenues                       Operating Income
                                     ----------------------             ----------------------
                                      Years Ended June 30,                Years Ended June 30,
                                     ----------------------             ----------------------
                                       1996    1995    1994               1996    1995    1994
                                     ------  ------  ------             ------  ------  ------

Playboy Magazine...................  $105.3  $104.4  $104.0              $ 3.6   $ 7.1   $ 3.5
Playboy-related Businesses.........    27.6    22.9    19.4               10.3     7.6     5.2
                                     ------  ------  ------              -----   -----   -----
  SUBTOTAL.........................   132.9   127.3   123.4               13.9    14.7     8.7
Administrative Expenses and Other..       -       -       -               (4.7)   (4.0)   (5.0)
                                     ------  ------  ------              -----   -----   -----
  TOTAL............................  $132.9  $127.3  $123.4              $ 9.2   $10.7   $ 3.7
                                     ======  ======  ======              =====   =====   =====

Playboy Magazine

     Founded by Hugh M. Hefner in 1953, Playboy magazine is the best-selling men's magazine in the world. Worldwide monthly circulation, which includes overseas editions, is approximately 4.5 million copies. Approximately 3.3 million copies of the U.S. edition are sold monthly. According to Spring 1996 data published by Mediamark Research, Inc. ("MRI"), in the United States Playboy magazine is read by approximately one in every seven men aged 18 to 34.

     Playboy magazine is a general-interest magazine for men and offers a balanced variety of features. It has gained a loyal customer base and a reputation for excellence by providing quality entertainment and informative articles on current issues and trends. Each issue of Playboy magazine includes an in-depth, candid interview with a well-known, thought-provoking personality. Over the magazine's 43-year history, exclusive interviews have included prominent public figures, business leaders, entertainers, authors and sports figures. The magazine also regularly publishes the works of leading journalists, authors and other prominent individuals. It has long been known for its graphic excellence and features, and publishes the works of top artists and photographers. Playboy magazine also features lifestyle and service articles on consumer products, fashion, automobiles and consumer electronics and covers the worlds of sports and entertainment. It is also renowned for its pictorials of beautiful women and frequently features celebrities on its cover and in exclusive pictorials.

     The net circulation revenues of the U.S. edition of Playboy magazine for the years ended June 30, 1996, 1995 and 1994 were $73.8 million, $73.4 million and $72.3 million, respectively. Net circulation revenues are gross revenues less provisions for newsstand returns and unpaid subscriptions and subscription agency commissions. Circulation revenue comparisons may be materially impacted with respect to any fiscal year which includes one or more issues of unusually high public interest.

     According to the Audit Bureau of Circulations ("ABC"), an independent audit agency, Playboy magazine's circulation rate base (the total newsstand and subscription circulation guaranteed to advertisers) at June 30, 1996 was larger than Newsweek and Cosmopolitan, and also greater than the combined circulation rate bases of Rolling Stone, Esquire and GQ, which have substantial adult male audiences. Playboy magazine's rate base compares to that of other selected publications as noted in the following table.


        Selected U.S. Consumer Publications          Rate Base (1)   Ranking (2)
        -------------------------------------        -------------   -----------

  Reader's Digest....................................... 15.00..........  1
  TV Guide.............................................. 13.00..........  2
  National Geographic...................................  8.70..........  3
  Time..................................................  4.00.......... 10
  PLAYBOY...............................................  3.15.......... 12
  People................................................  3.15.......... 12
  Sports Illustrated....................................  3.15.......... 12
  Newsweek..............................................  3.10.......... 15
  Cosmopolitan..........................................  2.25.......... 20
  Rolling Stone.........................................  1.25.......... 42
  Business Week.........................................  0.87.......... 78
  Esquire...............................................  0.65..........111
  GQ....................................................  0.65..........111


     __________
     (1) Represents rate base at June 30, 1996 (in millions) as reported by ABC.
     (2)  Based on rate base at June 30, 1996 as reported by ABC.

     Effective with the January 1996 issue, the Company reduced the rate base 7% to 3.15 million in response to the extraordinary increases in paper and postage prices in order to enable the Company to manage circulation more profitably, while maintaining the magazine's circulation leadership as one of the best-selling men's magazines. From fiscal 1987 until the January 1996 issue, the U.S. edition of Playboy magazine reported a circulation rate base of 3.40 million, which it met or exceeded in most of the six-month periods it was averaged over in each fiscal year, and did not meet the rate base by less than 5% in the other periods, including the six-month period leading up to the rate base reduction.

     Playboy magazine has historically generated over two-thirds of its revenues from subscription and newsstand circulation, with the remainder from advertising. Subscription copies as a percentage of total copies sold were approximately 80% for the year ended June 30, 1996. The Company believes that managing Playboy's circulation to be primarily subscription driven, like most major magazines, provides a stable and desirable circulation base, which is also attractive to advertisers. According to the MRI data previously mentioned, the median age of male Playboy subscribers is 32, with a median annual household income of $41,200.

     The price of a one-year subscription ranges from $19.97 to $34.96, depending on the source of the subscription and the length of time the subscription has been held. The Company continually tests a variety of subscription pricing strategies. The Company attracts new subscribers to the magazine through its own direct mail and television advertising campaigns and through agent-operated direct mail campaigns.

     The Company recognizes revenues from magazine subscriptions over the terms of the subscriptions. Subscription copies of the magazine are delivered through the U.S. Postal Service as second class mail. The Company attempts to contain these costs through presorting and other methods. The Company experienced a postal rate increase of 14% during the second half of fiscal 1995. The Company also derives meaningful income from the rental of Playboy magazine's subscriber list, which consists of the subscriber's name, address and other information maintained by the Company.

     Distribution of the magazine to newsstands and other retail outlets is accomplished through Warner Publisher Services, a national distributor that maintains a network of approximately 300 wholesale distributors. Copies of the magazine are shipped in bulk to the wholesalers, who are responsible for local retail distribution. The Company receives a substantial cash advance from its national distributor at the time each issue goes on sale. The Company recognizes revenues from newsstand sales based on estimated copy sales at the time each issue goes on sale, and adjusts for actual sales upon settlement with its national distributor. These revenue adjustments generally are not material. Retailers return unsold copies to the wholesalers who count and then shred the returned magazines and report the returns via affidavit. The Company then settles with its national distributor based on the number of magazines that actually were sold compared to the number that initially were projected to sell. The number of issues sold on newsstands varies from month to month, depending in part on the cover, the pictorials and the editorial features.

     The last increase in the basic U.S. newsstand cover price (to $4.95; $5.95 for holiday issues), was completed in fiscal 1993. Based on test results, the Company increased the Canadian cover price to $5.95 in fiscal 1995 ($6.95 for holiday issues). (The Canadian cover prices are in Canadian dollars). No newsstand price increases are planned for copies sold in the U.S. or Canada in fiscal 1997.

     Advertising by category for fiscal 1996 was as follows:

     Advertising Category                 % of Ad Pages
     --------------------                 -------------
     Retail/Direct Mail............            25%
     Tobacco.......................            24
     Beer/Wine/Liquor..............            19
     Toiletries/Cosmetics..........             9
     Automotive....................             8
     Jewelry/Optical/Photo.........             3
     Drugs/Remedies................             3
     Apparel/Footwear/Accessories..             3
     Entertainment.................             2
     All Other.....................             4
                                              ---
                                              100%
                                              ===

     Playboy magazine targets a wide range of advertisers and continues to focus on securing new advertisers from underdeveloped categories. The Company utilizes information from its database of approximately 10 million names, including Playboy magazine subscribers, catalog customers and pay television viewers, to create a Playboy marketing system, which offers advertisers new ways to reach Playboy readers. In fiscal 1996 the Company implemented a national trade campaign, Growing Up, I never thought I'd be in Playboy, which features top executives from some of the magazine's most recognizable advertisers talking about the power and appeal of the magazine and the Playboy brand. The thrust of the campaign is to reinforce the mainstream, upscale nature of the publication and its readership to the advertising community, specifically targeting the fashion, fragrance and consumer electronics categories.

     In fiscal 1994, Playboy's advertising pages decreased by 10% from the prior year to 595 pages, while advertising revenues declined by 8%, reflecting the effect of a 5% cost per thousand ("CPM") increase in advertising rates effective with the January 1994 issue. Net advertising income decreased by 15%.

     In fiscal 1995, Playboy's advertising pages remained stable compared to the prior year at 595 pages, while advertising revenues declined by 1% based on higher frequency discounts, special pricing and a change in the mix of advertising pages sold. Net advertising income increased by 8%.

     In fiscal 1996, Playboy's advertising pages decreased 4% from the prior year to 569 pages, while advertising revenues declined by 1% primarily due to the effect of a 2% CPM increase in advertising rates effective with the January 1996 issue. Net advertising income increased by 5%. Advertising sales for the fiscal 1997 first quarter issues of the magazine are closed, and the Company expects to report an 18% decrease in the number of advertising pages and a 19% decline in revenues compared to the fiscal 1996 first quarter. The Company plans to implement a 5% CPM increase in advertising rates effective with the January 1997 issue.

     In August of 1996, the Food and Drug Administration announced a regulation which prohibits the publication of tobacco advertisements containing drawings, colors, or pictures. The regulation does not apply to a publication, including a magazine, which is demonstrated to be an "adult publication," which is defined as a publication (i) whose readers younger than 18 years of age constitute 15% or less of the total readership as measured by competent and reliable survey evidence; and (ii) that is read by fewer than two million persons younger than 18 years of age as measured by competent and reliable survey evidence. Based on information available to the Company on its readership the Company believes that Playboy magazine qualifies as an "adult publication" and that the regulation is not applicable to the magazine.

     The Company publishes the U.S. edition of Playboy magazine in 15 advertising editions: eight regional, two state, four metro and one upper income zip-coded edition. All contain the same editorial material but provide targeting opportunities for advertisers. The net advertising revenues of the U.S. edition of Playboy magazine for the years ended June 30, 1996, 1995 and 1994 were $27.4 million, $27.6 million and $28.0 million, respectively. Net advertising revenues are gross revenues less advertising agency commissions, frequency and cash discounts and rebates. Levels of advertising revenues may be affected by, among other things, general economic activity and governmental regulation of advertising content.

     The Playboy Jazz Festival provides advertisers sponsorship and advertising opportunities through the festival program, free community concerts, and a national public radio broadcast. The Company has produced this music event on an annual basis in Los Angeles at the Hollywood Bowl since 1979.

     Playboy magazine and newsstand specials are printed at Quad/Graphics, Inc., located in Wisconsin. The actual print run varies each month and is determined with input from the Company's national distributor. Paper is the principal raw material used in the production of Playboy magazine. The Company uses a variety of types of high-quality coated paper that is purchased from a number of suppliers. Manufacturing costs for the year ended June 30, 1996 increased 26% compared to the prior year principally due to higher paper prices which began impacting the Company in the second half of fiscal 1995. For the year ended June 30, 1996, average paper prices were 46%, or $7.9 million, higher than the prior year. In an effort to mitigate the effect of this increase, in fiscal 1996 the Company lowered the advertising rate base as previously discussed. Paper prices have begun to decline, and the Company expects average paper prices to be lower in fiscal 1997 beginning in the second quarter compared to fiscal 1996.

     Magazine publishing companies face intense competition for both readers and advertising. Magazines primarily aimed at men are Playboy magazine's principal competitors. In addition, other types of media that carry advertising, such as newspapers, radio and television, compete for advertising revenues with Playboy magazine.

     From time to time, Playboy magazine, and certain of its distribution outlets and advertisers, have been the target of certain groups who seek to limit its availability because of its content. In its 43-year history, the Company has never sold a product that has been judged to be obscene or illegal in any U.S. jurisdiction.

     The National Defense Authorization Act of 1997 was signed into law in September 1996. One section of that legislation that began as the Military Honor and Decency Act (the "Military Act") bans the sale or rental of sexually oriented written or videotaped material on property under the jurisdiction of the Department of Defense. The Company believes that the Military Act's prohibitions on the sale of sexually oriented material are, among other things, unconstitutional and intends to challenge it in court. The Military Act, if applicable to the Company's products and enforceable, would prohibit the sale of Playboy magazine, newsstand specials and videos at commissaries, PX's and ship stores, and based on preliminary estimates, such impact on the Company's profitability would be immaterial for the last six months of fiscal 1996.

Playboy-related Businesses

     The Publishing Group has also created media extensions, taking advantage of the magazine's reputation for quality and its libraries of art, photography and editorial text. These products include photo newsstand specials and calendars, which are primarily sold in newsstand outlets and use both original photographs and photographs from the Company's library. In fiscal 1994, 16 specials were published. The group increased the number of specials published to 18 in fiscal 1995. In fiscal 1996, the Company published 21 specials, and expects to publish 21 specials in fiscal 1997. The Company began implementing programs in fiscal 1995 to help to offset some of the previously mentioned higher paper prices, including increasing the newsstand cover price to $6.95 in most of the country, which was completely rolled out in fiscal 1996.

     The Company licenses the right to publish 15 overseas editions of Playboy magazine in the following countries: Australia, Brazil, the Czech Republic, France, Germany, Greece, Italy, Japan, Mexico, Netherlands, Poland, Russia, South Africa, Spain and Taiwan. In fiscal 1996, the Company re-launched an edition of the magazine in Taiwan. The Polish edition is the first in which the Company has had an equity interest, which was increased from 45% to 90% in March 1996. Combined average circulation of the overseas editions is approximately
1.2 million copies monthly. Local publishing licensees tailor their overseas editions by mixing the work of their national writers and artists with editorial and pictorial material from the U.S. edition. The Company monitors the content of the overseas editions so that they retain the distinctive style, look and quality of the U.S. edition, while meeting the needs of their respective markets. The terms of the license agreements for Playboy magazine's overseas editions vary, but in general are for terms of three or five years and carry a guaranteed minimum royalty as well as a formula for computing earned royalties in excess of the minimum. Royalty computations are generally based on both circulation and advertising revenues. In fiscal 1996, the three largest-selling editions -- Brazil, Germany and Japan -- accounted for approximately 55% of the total licensing revenues from overseas editions.

     In fiscal 1995, the Company launched a home page on the World Wide Web which became one of the Internet's top-visited destination sites, currently averaging 4.6 million "hits" per day according to unaudited information from Nielsen I/PRO. Taking full advantage of the technological capabilities of the medium, the Web site contains popular editorial features from Playboy magazine, such as excerpts of Playboy Interviews, articles and Playboy Advisor columns, and select photos from Playmate pictorials. In fiscal 1996, the Company began generating revenues from the sale of advertising on the free site, which resulted in the site generating a profit in fiscal 1996. Late in fiscal 1996 the Company added a digital version of the Company's Playboy catalog to the site, called the Playboy Store, which offers, at 20% less than through the mail, branded merchandise such as clothing and accessories for men and women, Playboy CD-ROM and home video titles, and back issues of the magazine. Playboy on-line also promotes Playboy Television's monthly programming schedule, sells Playboy magazine subscriptions, and makes available the Company's financial information. The Company is currently testing a pay site which will be offered on a subscription and pay-per-visit basis and will offer a wide range of current as well as historical Playboy editorial on-line, as well as various interactive features. The free and pay sites combined will offer the Company four sources of revenue: advertising, shopping, subscription and pay-per-visit.

     The Company also enters into partnerships with companies to create multimedia products. In fiscal 1994, the Publishing Group introduced several new media products utilizing photographs, artwork and text from the Company's library as source material. These releases were The Playboy Electronic Datebook, a daily planner on PC diskette produced with Sierra On-Line Inc., and The Playboy Interview: Three Decades, a CD-ROM title containing the complete text of more than 350 in-depth Playboy Interviews produced with IBM's Multimedia Publishing Studio. The Women of Playboy Multimedia Screen Saver produced with Sony Imagesoft was released in fiscal 1995, and is a utility software that allows users to develop customized screen savers by mixing Playboy images and video with special effects and audio files. The Company released three additional CD-ROM titles in fiscal 1996: Pamela Anderson: Playmate Portfolio, the first of a series showcasing celebrity Playmates produced with Anomaly; PlanIt Playboy, a personal information manager also produced with Anomaly; and Personalities & Profiles: The Playboy Interview Collection, an updated version of a CD-ROM released in fiscal 1994 produced with IBM Multimedia Studio. With the Corel Corporation, the Company expects to release in fall 1996 The Art of Playboy CD-ROM, showcasing images from the Company's extensive art collection.

     The Publishing Group also generates revenues from various ancillary media businesses which include 900-number Playboy-related audiotext services, Playboy Collectible Trading Cards and books.

Other Publications

     In fiscal 1989, the Company purchased a 20% interest in duPont Publishing, Inc. ("duPont"), publisher of duPont Registry, A Buyers Gallery of Fine Automobiles and, beginning in July 1995, duPont Registry, A Buyers Gallery of Fine Homes. During fiscal 1993, the Company renegotiated certain provisions of the purchase agreement, under which it now has an option to acquire the remaining 80% interest in duPont at a price based on fair market value as of December 31, 1999, and receives management fees. This investment is accounted for on the equity method and the Company's proportionate share of duPont's net income or loss is included in nonoperating income or expense.

ENTERTAINMENT GROUP

     The Company's Entertainment Group operations include the production and marketing of programming through Playboy Television, other domestic pay television, domestic home video and international television and home video markets as well as the co-production of feature-length movies.

     The revenues and operating income (loss) of the Entertainment Group were as follows for the periods indicated in the following table (in millions):

                                                    Years Ended June 30,
                                                  -------------------------
                                                   1996     1995     1994
                                                  -------  -------  -------
REVENUES
Playboy Television:
   Cable Pay-Per-View...........................  $ 14.3   $ 11.9   $  9.0
   Cable Monthly Subscription...................     6.9      7.0      7.4
   Satellite Direct-to-Home and Other...........    18.1     10.0      6.5
                                                  ------   ------   ------
Total Playboy Television........................    39.3     28.9     22.9
Domestic Home Video.............................     9.4      9.5      7.0
International Television and Home Video.........    11.9     11.2      9.9
                                                  ------   ------   ------
Total Playboy Businesses........................    60.6     49.6     39.8
AdulTVision.....................................     1.9        -        -
Movies and Other................................     2.3      2.1      0.3
                                                  ------   ------   ------
     Total Revenues.............................  $ 64.8   $ 51.7   $ 40.1
                                                  ======   ======   ======

OPERATING INCOME (LOSS)
Profit Contribution Before Programming Expense..  $ 30.5   $ 21.1   $ 10.9
Programming Expense.............................   (21.3)   (20.1)   (18.2)
                                                  ------   ------   ------
     Total Operating Income (Loss)..............  $  9.2   $  1.0   $ (7.3)
                                                  ======   ======   ======

Programming

     The Entertainment Group develops, produces and distributes programming for Playboy Television, other domestic pay television, domestic home video and international television and home video markets. Its productions include feature-length films, magazine-format shows, dramatic series, game shows, a hosted series with reenactments of erotic situations, and anthologies of sexy short stories and erotic vignettes as well as music and other specials.

     The Company is investing aggressively in Playboy-style, original quality programming to support the planned expansion of its businesses. The Company invested $25.5 million, $21.3 million and $17.2 million in entertainment programming in fiscal 1996, 1995 and 1994, respectively. These amounts, which include expenditures for Playboy-branded programming, AdulTVision and feature-length films, resulted in 120, 86 and 71 hours of original programming being produced in fiscal 1996, 1995 and 1994, respectively. In fiscal 1997, the Company expects to invest approximately $29.0 million in Company-produced and licensed programming, which would result in approximately 150 hours of original programming being produced. These amounts could vary based on the timing of completion of productions. The increases in investments in entertainment programming in fiscal 1996 and 1995 were primarily due to the initial production of more movies, for which, because of the strong demand for this genre of programming, the Company is able to presell distribution rights to and earn a faster rate of return. The increase in investments planned for fiscal 1997 is due in part to the co-production agreement recently announced between the Company and Zalman King Entertainment, Inc. ("Zalman King"). The Company and Zalman King will co-produce 18 new episodes of the popular cable television series Red Shoe Diaries, which will be co-financed by the Company and Showtime Networks Inc. ("Showtime"). The agreement grants the Company international distribution rights to the new episodes of Red Shoe Diaries, plus 48 episodes previously aired on Showtime. The agreement also provides for the Company and Zalman King to co-produce up to six feature-length films over the next three years.

     The following tables list the series still in distribution, each containing 26 episodes, and movies produced by the Company (except three of the Playboy Films which were produced in association with Motion Picture Corporation of America ("MPCA")) and certain information related to each:

                                              FISCAL YEAR
TITLE OF SERIES                               FIRST SOLD   LENGTH OF EPISODES       GENRE
- ---------------                               -----------  ------------------       -----
Playboy Late Night
  Series I..................................     1990          60 minutes      magazine-format
  Series II.................................     1991          30 minutes      magazine-format
  Series III................................     1992          30 minutes      magazine-format
  Series IV.................................     1995          30 minutes      magazine-format
Inside Out..................................     1991          30 minutes      anthology
Eden........................................     1993          30 minutes      dramatic series
Playboy's Secret Confessions and Fantasies..     1993          30 minutes      hosted series
Playboy's Love & Sex Test...................     1992          30 minutes      game show
Erotic Fantasies............................     1994          30 minutes      anthology
Women: Stories of Passion...................     1996          30 minutes      anthology

                                                                 NUMBER
MOVIES                                        FISCAL YEAR      OF RELEASES
- ------                                        -----------      -----------
Playboy Films...............................     1995            Three
                                                 1996            Four
The Eros Collection.........................     1995            Six
                                                 1996            Twelve

     In fiscal 1996, the Company completed production of a new series, Women:
Stories of Passion ("Women"), a 30-minute erotic anthology written, produced and directed by women. The Company's series are marketed internationally and air domestically on the Company's pay television service, Playboy Television. Additionally, some episodes have been released as Playboy Home Video titles or have been licensed to other networks. In fiscal 1994, the Company licensed its anthology of short stories, Inside Out, to Viewer's Choice and in fiscal 1996, licensed episodes of the Women series to Showtime, with an option to license additional episodes in fiscal 1997.

     In fiscal 1995, the Company, under a co-production and distribution agreement with MPCA, began releasing made-for-TV movies in the $1 million to $2 million range. Three movies were released in fiscal 1995, two of which, Temptress and Playback, were produced by the Company and one, Cover Me, was produced by MPCA. The following four additional movies were released in fiscal 1996: Ringer and Beneficiary, which were produced by the Company, and The Glass Cage and Midnight Blue, both produced by MPCA. All of these films have aired or will be aired on Playboy Television in the future, and certain of the international television rights have been sold and are continuing to be sold in additional markets. The Company and MPCA are equal profit participants in all of the movies. Also in fiscal 1995, the Company created and began marketing a new line of small-budget non-Playboy branded movies under the label The Eros Collection. These movies are released internationally through home video and television and air on Playboy Television. In fiscal 1996, the Company and Orion Home Video ("Orion") signed an agreement to release both our Playboy Films and The Eros Collection films in the domestic home video market. Orion will assume North American sales, marketing and distribution responsibility for the video, laser disc, CD-ROM and Digital Video Disc releases of movies produced under both labels.

     The Company's Playboy-branded programming is available in the United States through Playboy Television, and internationally through networks and foreign broadcasters. Playboy Television is offered on cable and through the satellite direct-to-home ("DTH") market on a pay-per-view and monthly subscription basis. In the fourth quarter of fiscal 1995, the first overseas Playboy Television channel was launched in the United

Kingdom, and a second was launched in Japan in the second quarter of fiscal 1996. The Company also distributes programming on videocassettes and laser discs which are sold or rented through retail outlets and sold through direct mail in domestic and foreign markets.

     The Company's Playboy-branded programming for television and home video features stylized eroticism in a variety of entertaining formats for men and women, with an emphasis on programming for couples. The programming does not contain depictions of explicit sex or scenes that link sexuality with violence, and is consistent with the level of taste and quality established by Playboy magazine.

Playboy Television

     When the Company introduced its national pay cable network, Playboy Television, in 1982 it was available only through monthly subscriptions. In December 1989, the Company began to focus on the then-emerging pay-per-view market by promoting the pay-per-view option in addition to the monthly subscription option. Pay-per-view services are available in cable systems that are equipped with addressable hardware that allows cable subscribers to order specific programs. In recent years, Playboy Television has added viewers through the DTH business, which is the fastest-growing segment of the pay television business.

     In May 1994, the Company expanded Playboy Television from a ten-hour per night schedule to 24-hour availability. This change has enabled the Company to increase revenues through maximum utilization of its transponder on Hughes Communications' Galaxy V satellite by offering more blocks of programming to the consumer. At June 30, 1996, 3.9 million, or 35%, of the 11.3 million cable addressable households to which Playboy Television was available had around-the-clock access to the channel.

     The performance of Playboy Television in individual cable systems varies based principally on the ordering technology and the quantity and quality of marketing done by affiliated cable systems ("Cable Affiliates").

     Pay-per-view permits customers to purchase only as much of the Company's programming as they wish and only when they desire to watch the programming. Pay-per-view also permits customers to control the viewing of the programming within their households. In addition, the relatively low price of an evening of pay-per-view programming is very competitive with many other forms of entertainment. Individual cable system operators determine the retail price of the pay-per-view service, although most range from $3.95 to $6.95 for a block of programming. Fee structures vary, but generally the Company receives approximately 40% of the retail price.

     The number of monthly subscribers has declined, as expected. As of June 30, 1996, Playboy Television had approximately 192,000 monthly subscribing households, down from 201,000 at June 30, 1995 and 205,000 at June 30, 1994. Individual Cable Affiliates determine the retail price of the monthly subscription service, although most range from $5 to $13, largely dependent on the number of premium services to which a household subscribes. Fee structures vary, but generally the Company receives approximately 35% of the retail price.

          The following table illustrates certain information regarding cable households in general, and Playboy Television (in thousands):

                                 CABLE HOUSEHOLDS(A)                     PLAYBOY TELEVISION
                          ---------------------------------       --------------------------------
                          TOTAL CABLE        ADDRESSABLE          PAY-PER-VIEW         MONTHLY
                          HOUSEHOLDS       CABLE HOUSEHOLDS         HOMES(B)        SUBSCRIBERS(C)
                          -----------      ----------------       ------------      --------------
June 30, 1994               58,450              21,700               9,600               205
June 30, 1995               60,350              23,450              10,600               201
June 30, 1996               62,850              26,400              11,300               192

Compound Annual Growth
 Rate (1994-1996)              3.7%               10.3%                8.5%             (3.2)%

- --------
(a) Source: Estimated by the Company based on information reported in 1996 by Paul Kagan Associates, Inc. for December 31 of each respective year. Kagan projects less than a 1% and 9% average annual increases in total cable households and total addressable cable households, respectively, through calendar 1999.

(b) Represents the number of addressable cable homes to which Playboy Television was available as of the end of the fiscal year.
(c) Represents the number of cable monthly subscribers to Playboy Television in the last month of the fiscal year.

     Most cable service in the United States is distributed through large multiple system operators ("MSOs"). At June 30, 1996, the Company had arrangements with 16 of the nation's 20 largest MSOs. These 16 MSOs, through Cable Affiliates, controlled access to (i) approximately 49.1 million, or 78%, of the 62.9 million total cable households, and (ii) approximately 13.6 million, or 52%, of the 26.4 million addressable cable households. Once arrangements are made with an MSO, the Company is able to negotiate channel space for Playboy Television with the Cable Affiliates controlled by that MSO, and acceptance by Cable Affiliates provides the basis for expanding the Company's access to individual cable households. The Cable Affiliates of these 16 MSOs that are not yet carrying Playboy Television represent a potential market of an estimated 2.9 million additional cable addressable homes. Four of these 16 MSOs served approximately 8.3 million, or 73%, of the 11.3 million addressable cable households to which Playboy Television was available on June 30, 1996.

     At June 30, 1996, the cable systems in which Playboy Television was offered included approximately 21.9 million cable households. Of these households, 11.6 million could purchase Playboy Television on a monthly subscription basis, 4.9 million could purchase only on a pay-per-view basis and 6.5 million could purchase the programming on either basis.

     Management believes that the growth in cable access for the Company's domestic pay television business has slowed in recent years due to the effects of cable reregulation by the Federal Communications Commission ("FCC"), including the "going-forward rules" announced in fiscal 1995 which provide cable operators with incentives to add basic services. As cable operators have utilized available channel space to comply with "must-carry" provisions, mandated retransmission consent agreements and "leased access" provisions, competition for channel space has increased. Additionally, the delay of new technology, primarily digital set-top converters which would dramatically increase channel capacity, has contributed to the slowdown. Management believes that growth will continue to be affected in the near term as the cable television industry responds to the FCC's rules and subsequent modifications, and develops new technology. Management believes that the Telecommunications Act of 1996 (the "Act") discussed below has also slowed the growth in cable access. However, as addressable technology becomes more widely available, the Company believes that ultimately its pay television networks will be available to the vast majority of cable homes.

     In February 1996, Congress passed the Act, and President Clinton signed it into law. Certain provisions of the Act are directed exclusively at cable programming in general and adult cable programming in particular. In some cable systems, audio or momentary bits of video of premium or pay-per-view channels may accidentally become available to non-subscribing cable customers. This is called "bleeding." The practical effect of Section 505 of the Act would be to require cable systems to employ scrambling or blocking technology in every household in every cable system that offers adult programming, whether or not customers request it or need it, to prevent any possibility of bleeding. In the alternative, Section 505 provides that a cable operator that does not employ scrambling or blocking technology must restrict the period during which the programming is transmitted. Penalties for violation of the Act are significant and include fines and imprisonment. The Company believes that Section 505 is unconstitutional and unnecessary but fully supports Section 504 of the Act, which mandates that cable operators place full audio and video blocks on any channel, at no charge, at a customer's request. On February 26, 1996, one of the Company's subsidiaries filed a civil suit challenging Section 505. Fifteen organizations representing a wide range of influential media, civil liberties and entertainment organizations filed friend of the court briefs supporting the Company's litigation. On March 7, 1996, the Company was granted a Temporary Restraining Order ("TRO") staying the implementation and enforcement of Section
505. In granting the TRO, the court found that the Company had demonstrated it is likely to succeed on the merits of its claim that Section 505 is unconstitutional. The TRO will remain in place until a special three-judge panel in the United States District Court for the District of Delaware decides the Company's motion for a preliminary injunction. The Company believes that if
Section 505 were to be enforced, the Company's revenues attributable to its domestic pay television services could be materially adversely affected due to reduced cable carriage and/or reduced buy rates.

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

     Playboy Television's cable programming is delivered primarily through a communications satellite transponder. Playboy Television's current transponder lease, effective January 1, 1993, contains protections typical in the industry against transponder failure, including access to spare transponders on the same satellite as well as transponders on another satellite currently in operation. Access to the transponder may be denied under certain narrowly defined circumstances relating to violations of law or threats to revoke the license of the satellite owner to operate the satellite based on programming content. However, the Company has the right to challenge any such denial and believes that the transponder will continue to be available to it through the end of the expected life of the satellite (currently estimated to be in 2004). The Company's current lease term expires October 30, 2001.

     The Company also provides Playboy Television via encrypted signal, on both a pay-per-view and subscription basis, to home satellite dish viewers. As of June 30, 1996, 1995 and 1994, Playboy Television was available on a monthly subscription and/or pay-per-view basis to approximately 4,867,000, 3,282,000 and 1,926,000 DTH viewers, respectively. At the end of fiscal 1994, Playboy Television became one of the first networks to be launched on DirecTV, the first commercial digital broadcast satellite service. This service provides exceptional improvements in program delivery and consumer interface to households equipped with Digital Satellite System receiving units, consisting of an 18-inch satellite antenna, a digital receiver box and a remote control. Playboy Television expanded from 10-hour to 24-hour programming on DirecTV in August 1995. Playboy Television was added to a second digital broadcast satellite service, PrimeStar, at the end of fiscal 1995, and to a third, AlphaStar, in July 1996. As a result, Playboy Television is the only adult service available on all three of these U.S. satellite businesses. The significant growth in the DTH market has provided the Company with an expanded customer base that has historically shown higher buy rates than through traditional cable markets.

     Effective April 1, 1986, the Company terminated its agreement with the former distributor of its pay television service. The termination agreement provided for the assignment to the Company of all distribution contracts with cable system operators and others that carried the Company's pay television service. As of April 30, 1996, the Company is no longer obligated to make monthly royalty payments, equal to 5% of North American pay television revenues (including cable and DTH), that the Company had paid under the termination agreement since 1986. Profit contribution of Playboy Television and operating performance of the Entertainment Group will be favorably impacted by the termination of such royalty payments.

     While the Company's television programming is unique, its Playboy Television products compete with other services, including those offering adult-oriented programming, for cable channel space and viewer spending. Competition among pay cable services involves pricing to both consumers and Cable Affiliates, viewer perceived value and effectiveness of programming distribution. In fiscal 1996, the Company launched a flanker channel, AdulTVision, to drive distribution of Playboy Television. The new channel also allows the Company to more effectively appeal to the complete range of adult audiences.

     The Company's ability to operate profitably and expand its pay television business is dependent in part on the impact of Section 505 of the Act if it were to be enforced, and the continued access to and acceptance by cable systems in the United States. The Company believes that if Section 505 were to be enforced, the Company's revenues attributable to its domestic pay television services could be materially adversely affected due to reduced cable carriage and/or reduced buy rates. Additionally, from time to time, certain groups have sought to exclude the Company's programming from local pay television distribution because of the adult-oriented content of the programming. Management does not believe that any such attempts will materially affect the Company's access to cable systems, but the nature and impact of any such limitations in the future cannot be determined.

Domestic Home Video

     The Company also distributes its original programming domestically via videocassettes and laser discs that are sold or rented in video stores, music and other retail outlets and through direct mail, including two of the Company's catalogs. Playboy Home Video is one of the largest-selling brands of nontheatrically released special-interest videos in the U.S. Playboy Home Video surpassed all other sales labels, including Walt Disney Home Video, as Billboard magazine's "Top Video Sales Label" for calendar year 1995. The format of Playboy Home Videos is consistent with the style, quality and focus of Playboy magazine.

     During fiscal 1994 the Company released 14 new Playboy Home Video titles, in addition to the release of three "For Couples Only" titles that previously had been released exclusively through The Sharper Image. The Company released 14 new Playboy Home Video titles in fiscal 1995, including the release of The Best of Pamela Anderson in June 1995, which became the first Playboy Home Video title ever to reach the number one spot on Billboard magazine's weekly Top Video Sales Chart ("Sales Chart"), a position that it maintained for 12 weeks in fiscal 1996. Additionally, three other fiscal 1995 releases were in the top five on the Sales Chart. In addition, in fiscal 1995 the Company released four other titles including a documentary and a workout video.

     In fiscal 1996, the Company released 14 new Playboy Home Video titles, including The Best of Anna Nicole Smith which reached the number two spot on the Sales Chart. Eight of the 14 new titles entered the top five on the Sales Chart in fiscal 1996. The Company plans to release 13 Playboy Home Video titles in fiscal 1997.

     In fiscal 1995, two new product lines were launched, The Eros Collection, a small-budget Company-produced line of movies, and a direct-response continuity series with Warner Music Enterprises, Inc. to attract new customers and encourage regular purchases of Playboy titles. In fiscal 1996, Time Life Inc. replaced Warner Music Enterprises, Inc., both divisions of Time Warner Inc., as the distributor of this series.

     The Company's Playboy Home Video products have been distributed in the U.S. and Canada by Uni Distribution Corp. ("Uni"), an MCA Entertainment Group company, whereby, until the fourth quarter of fiscal 1995, the Company was responsible for manufacturing the video product and for certain marketing and sales functions. The Company's new release titles are still distributed in this manner, however, in the fourth quarter of fiscal 1995 the Company entered into a three-year distribution agreement with Uni related to backlist titles (titles in release for longer than a year). The Company now receives an annual guarantee for the backlist titles, subject to certain earn-out provisions in the final year, and manufacturing and marketing is the responsibility of Uni.

     The Company distributes its video programming via laser discs through an agreement with Image Entertainment, Inc. ("Image") under which Image will release all of the Company's videocassettes on laser discs. This agreement gives the Company control over certain aspects of the selling and marketing of its laser discs.

International Television and Home Video

     The Company also markets its programming to foreign broadcasters and pay television services. As appropriate, typically the licensees then customize, dub or subtitle the programming to meet the needs of individual markets. At the end of fiscal 1996, the Company's programming was available in 135 countries, an increase of 30 countries compared to June 30, 1995. In countries that can support a Playboy programming tier, the Company has expanded its existing foreign network relationships by entering into exclusive multiyear multiproduct output agreements with overseas pay television distributors. These agreements enable the Company to have an ongoing branded presence in international markets and generate higher and more consistent revenues than selling programs on a show-by-show basis.

     As previously mentioned, in the fourth quarter of fiscal 1995 the Company launched the first international Playboy Television channel in the United Kingdom in a joint-venture agreement with Flextech plc, an entertainment company that is majority owned by a subsidiary of Tele-Communications, Inc., and British Sky Broadcasting Ltd. The Company owns 19% of the channel, retaining an option to acquire additional equity, and will receive license fees for programming and the use of the Playboy brand name.

     During the second quarter of fiscal 1996, a second international Playboy Television channel was launched in Japan in partnership with Tohokushinsha Film Corp. in which the Company owns less than a 20% interest. Additionally, the Company entered into a long term output agreement under which it will provide 700 hours of programming over the first five years of the venture and will receive a brand royalty for the use of its logo and trademark.

      As the Company's overseas networks grow, the Company intends to produce programming specifically targeted to the local markets in order to maximize the appeal of Playboy Television among the Company's new customers. Through separate distribution agreements, the Company also distributes its U.S. home video products to 48 countries in South America, Europe, Australia, Asia and Africa. These products are based on the videos produced for the U.S. market, with dubbing or subtitling into the local language where necessary.

AdulTVision

     In July 1995, the Company launched a second pay television channel, AdulTVision, as a flanker channel to Playboy Television to drive distribution of the Playboy channel. The new channel also allows the Company to more effectively appeal to the complete range of adult audiences. AdulTVision is principally offered on a pay-per-view basis and is primarily sold in combination with Playboy Television through cable operators, and to the direct-to-home market. At June 30, 1996, the channel was available in approximately 4.5 million cable and satellite homes. The channel reported an operating loss for fiscal 1996 but the Company expects that it will be profitable in fiscal 1997.

     AdulTVision's programming is available through a full-service distribution agreement with a third-party provider until June 1998. Under the terms of this agreement, uplink, encoding, access to a transponder and other services are provided. Management believes that upon expiration of the current agreement it will be able to continue with its current provider or locate another transponder for the transmission of AdulTVision.

PRODUCT MARKETING GROUP

     The Product Marketing Group licenses the Playboy name, Rabbit Head Design and other trademarks and artwork owned by the Company for the worldwide manufacture, sale and distribution of a variety of consumer products.

     The revenues and operating income of the Product Marketing Group were as follows for the periods indicated in the following table (in millions):

                         Years Ended June 30,
                         --------------------
                          1996   1995   1994
                         ------  -----  -----

     REVENUES             $ 7.1  $ 6.8  $ 7.0
                          =====  =====  =====

     OPERATING INCOME     $ 3.7  $ 3.4  $ 2.5
                          =====  =====  =====

     The Product Marketing Group works with licensees to develop, market and distribute high-quality, branded merchandise. The Company's licensed product lines consist primarily of men's clothing, accessories, watches, jewelry, fragrances, small leather goods, stationery, eyewear, home fashions, condoms and cigars. These products are marketed principally in countries in Asia, primarily through retail outlets, including department and specialty stores, and through retail mail order catalogs by licensees under exclusive license agreements that authorize the manufacture, sale and distribution of products in a designated territory.

     Royalties are based on a fixed or variable percentage of the licensee's total net sales, in many cases against a guaranteed minimum. In fiscal 1996, approximately 75% of the royalties earned from licensing the Company's trademarks were derived from licensees in Asia, 10% from each of Europe and the United States, and the remainder from other territories.

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

     To capitalize on its international name recognition, the Company is increasing its overseas product marketing activities and is dedicating additional resources to develop its licensing business in South America and Europe. During fiscal 1996, the Company's Hong Kong-based apparel licensee continued to expand by increasing the number of freestanding Playboy shops and Playboy boutiques within department stores in China. To more effectively control sales and distribution in mainland China, this licensee has set up five new distribution and sales offices throughout the country and is expected to complete construction of a new factory in early calendar 1997.

     Special Editions, Ltd. ("Special Editions") primarily licenses art-related products based on the Company's extensive collection of artwork, many of which were commissioned as illustrations for Playboy magazine and for use in the Company's other businesses. These include posters, limited-edition prints, art watches, art ties, clocks and collectibles. Prominent artists represented have included Salvador Dali, Keith Haring, Leroy Neiman, Patrick Nagel, Alberto Vargas, Ed Paschke, Andy Warhol, Bas Van Reek, Karl Wirsum and Roger Brown. In an effort to increase product distribution and improve profitability of the art-related products, Special Editions is continuing to shift its marketing approach from direct sales to licensing.

     Additionally, the Company owns all of the trademarks and service marks of Sarah Coventry, Inc., which it licenses primarily domestically. Costume jewelry and watches are the principal product lines distributed by Sarah Coventry licensees.

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

CATALOG GROUP

     The Company's Catalog Group operations include the direct marketing of products through three catalogs: Critics' Choice Video, Collectors' Choice Music and Playboy.

     The revenues and operating income of the Catalog Group were as follows for the periods indicated in the following table (in millions):

                         Years Ended June 30,
                         --------------------
                          1996   1995   1994
                         ------  -----  -----

     REVENUES             $71.7  $61.4  $48.5
                          =====  =====  =====

     OPERATING INCOME     $ 5.2  $ 5.2  $ 4.1
                          =====  =====  =====

     The Critics' Choice Video catalog, one of the largest-circulation catalogs of prerecorded videocassettes, is published quarterly and features more than 2,000 video titles, including movies from all of the major film studios and hundreds of special-interest videos. The Company purchased the remaining 20% interest in Critics' Choice Video, Inc. effective July 1, 1993, for $3.0 million, which consisted of $1.5 million in cash and one-year promissory notes totaling $1.5 million, which were paid July 1, 1994. Critics' Choice Video's rapid growth has been aided by the overall growth in the video sell-through market and the Company's emphasis on superior customer service.

     In fiscal 1994, the Company launched a new catalog, Collectors' Choice Music, which currently offers more than 1,500 titles from all music genres on CDs and cassettes. Since the catalog's inception, the Company has successfully increased the circulation and product offerings of the catalog, resulting in a 50% increase in fiscal 1996 revenues compared to the prior year. The Collectors' Choice Music catalog is published three times annually.

     In a continuing effort to provide superior customer service, the Critics' Choice Video and Collectors' Choice Music catalogs operate telephone search lines through which customers can inquire about the availability of any film or musical recording, including those not in the catalogs. This service not only provides immediate assistance to the customer, but information on the interests of the customers. Also, in fiscal 1996, the Company produced, under its own labels, eight exclusive video releases for Critics' Choice Video and 14 exclusive music releases for Collectors' Choice Music, resulting in unique merchandise and higher margin products.

     Playboy catalog products include Playboy-brand fashions, watches and gifts, Playboy Home Video titles, Playboy collectibles, such as calendars, back issues and newsstand specials, and CD-ROM products. The Playboy catalog is published three times annually. To expand the reach of the catalog's products, in April 1996 an on-line version of the Playboy catalog, called the Playboy Store, was added to the Company's World Wide Web site offering the same products as the printed versions.

     In fiscal 1995 and 1996, all three of the Company's catalogs were impacted by higher expenses related to paper price and postage rate increases. The Group's incremental profit as a result of higher revenues was sufficient to absorb these higher expenses, despite higher circulation from all three catalogs. The Company plans to continue to increase circulation for all three catalogs in fiscal 1997 but anticipates that paper costs will be lower compared to fiscal 1996 as paper prices have begun to decline, and the Critics' Choice Video and Collectors' Choice Music catalogs have changed to a different type of paper, similar in quality, but lower in price.

     In fiscal 1998, the catalog operations will move from its current facility to a larger facility, under terms of a build-to-suit lease, to meet additional space requirements resulting from growth in the business. The new facility will be built in fiscal 1997 in the same Chicago suburb and will be the second expansion in five years. The catalog facility houses fulfillment, customer service and administrative operations.

     The catalog business is subject to competition from other catalogs and distributors and retail outlets selling similar merchandise. The Company acquired certain of the assets of two competing videocassette catalogs in fiscal 1992, and is interested in reviewing other potential catalog acquisitions and joint ventures to publish catalogs that would offer products, especially entertainment software, that would appeal to customers who buy the Company's other merchandise. In the second quarter of fiscal 1996 the Critics' Choice Video catalog implemented a competitive pricing strategy in reaction to lower response rates in the two prior quarters which the Company believes were due in part to competition from mass marketers which offer popular videos at deeply-discounted prices. Based on the success of this competitive pricing strategy in fiscal 1996, the Company plans to continue this strategy in fiscal 1997. By the end of calendar 1997, the Company plans to launch on-line versions of both the Critics' Choice Video and Collectors' Choice Music catalogs to sites on the World Wide Web which will offer the products that are included in the printed versions.

CASINO GAMING

     In fiscal 1996 the Company announced plans to re-enter the casino gaming business. The Company's image, international appeal and successful history in casino gaming makes this a logical extension into the fast growing field of adult entertainment. In June 1995 the Company, with a consortium of Greek investors, bid for an exclusive casino gaming license on the island of Rhodes, Greece and in November 1995 the Greek government officially notified the Company's consortium that it had won the competitive bid for this license. The Company's consortium expects to complete negotiations with the government for its contract to operate the casino in calendar 1996 and expects the casino to open in calendar 1997. The Company will receive licensing royalties on revenues of the hotel/casino and owns less than 20% of its equity. The Company is continuing to explore other casino gaming opportunities with a strategy to form joint-ventures with strong local partners, in which the Company would receive license fees for the use of the Playboy name and trademarks and consider taking equity positions.

SEASONALITY
- -----------

     The Company's businesses are generally not seasonal in nature. However, second quarter revenues and operating income are typically impacted by higher newsstand cover prices of holiday issues. This, coupled with higher sales of subscriptions of Playboy magazine, also results in an increase in accounts receivable.

PROMOTIONAL AND OTHER ACTIVITIES
- --------------------------------

     The Company believes that its sales of products and services are enhanced by the public recognition of Playboy as a lifestyle. To establish such public recognition, the Company, among other activities, acquired in 1971, a mansion in Holmby Hills, California known as the "Playboy Mansion" where the Company's founder, Hugh M. Hefner, lives. The Playboy Mansion is used for various corporate activities, including serving as a valuable location for video production and magazine photography, business meetings, enhancing the Company's image, charitable functions and a wide variety of promotional and marketing purposes. The Playboy Mansion generates substantial publicity and recognition which increase public awareness of the Company and its products and services.
As indicated in Item 13, Mr. Hefner pays rent to the Company for that portion of the Playboy Mansion used exclusively for his and his family's residence as well as the value of meals and other benefits received by him, his family and personal guests. The Playboy Mansion is included in the Company's financial statements as of June 30, 1996 at a cost, including all improvements and after accumulated depreciation, of approximately $2,910,000 and the operating expenses (including depreciation, taxes and security), net of rent received from Mr. Hefner were approximately $3,940,000, $3,865,000 and $3,950,000 for the years ended June 30, 1996, 1995 and 1994, respectively.

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

EMPLOYEES
- ---------

     At August 31, 1996, the Company employed 636 full-time employees compared to 593 at August 31, 1995. No employees are represented by collective bargaining agreements. The Company believes it maintains a satisfactory relationship with its employees.

Item 2.  Properties
- -------------------

The Company leases office space at the following locations:

     The Company is lessee under an initial fifteen-year lease effective September 1, 1989 of approximately 100,000 square feet of corporate headquarters space located at 680 North Lake Shore Drive, Chicago, Illinois. The Company's base rental is increased two percent per year until the tenth year of the term, after which the rent will be further adjusted to reflect the then-existing market conditions. As of June 30, 1996, the base rental was approximately $1,105,000. The Company was granted a rent abatement for the first two years of the lease. However, rent expense is being charged to operations on a straight-line basis over the term of the lease. Additionally, the lease requires the Company to pay its proportionate share of the building's real estate taxes and operating expenses. The majority of this space is used by all of the Company's
operating groups, primarily Publishing.   In August of 1996, the Company
renegotiated this lease on more favorable terms, including a lower base rent which will result in savings of approximately $2.0 million over the initial term of the lease, combined with the Company obtaining certain expansion options in the building. Further, the lease term was extended three years to 2007, with a renewal option for an additional five years.

     The Company's Publishing Group headquarters in New York City consists of approximately 50,000 square feet of space in the Crown Building, 730 Fifth Avenue, Manhattan. The Crown Building lease expires in 2004, has an average annual base rental expense of approximately $1,380,000, and is subject to periodic increases to reflect rising real estate taxes and operating expenses. The Company was granted a rent abatement under this lease; however, rent expense is being charged to operations on a straight-line basis over the term of the lease. A limited amount of this space is utilized by the Entertainment and Product Marketing Groups and executive and administrative personnel.

     The Company's principal Entertainment Group offices are located at 9242 Beverly Boulevard, Beverly Hills, California ("Beverly Building"). The Company holds a lease for approximately 40,000 square feet in the Beverly Building through March 2002, with an average annual base rental expense of approximately $1,550,000 per year, which is subject to annual increases calculated on a formula involving tax and operating expense increases. The Company was granted a partial rent abatement for the first two years of the lease. However, rent expense is being charged to operations on a straight-line basis over the term of the lease. Additionally, a limited amount of space is utilized by the Publishing Group and executive and administrative personnel.

The Company leases space for its operations facilities at the following locations:

     In fiscal 1993, the Company entered into a five-year lease, which includes a purchase option, for a 64,000 square foot warehouse facility in Itasca, Illinois, which is used by its Catalog Group for order fulfillment and related activities for its operations. The warehouse also houses a portion of the Company's data processing operation and serves as a storage facility for the entire Company. The average annual base rental expense under this lease is approximately $300,000. Additionally, the lease requires the Company to pay the building's real estate taxes and operating expenses. Due to the growth of the catalog business, in fiscal 1998 the Company will be leasing a larger facility in the same Chicago suburb to replace the existing facility.

     The Company's West Coast photography studio was relocated in March 1994 to Santa Monica, California, under terms of a ten-year lease, which commenced January 1, 1994. The lease is for approximately 9,800 square feet of space, with an average annual base rental expense of approximately $180,000. The Company was granted a rent abatement under this lease; however, rent expense is being charged to operations on a straight-line basis over the term of the lease. Additionally, the lease requires the Company to pay its proportionate share of the building's real estate taxes and operating expenses.

     In June 1995, the Company entered into a two-year lease effective July 1, 1995 for a motion picture production facility to be used by its Entertainment Group located in Los Angeles, California. The lease is for 11,600 square feet, with an annual base rental expense of approximately $105,000.

The Company owns a Holmby Hills, California mansion property comprised of 5-1/2 acres. See "Promotional and Other Activities" under Item 1.

Item 3.  Legal Proceedings
- --------------------------

     The Company is from time to time a defendant in suits for defamation and violation of rights of privacy, many of which allege substantial or unspecified damages, which are vigorously defended by the Company. The Company is presently engaged in other litigation, most of which is generally incidental to the normal conduct of its business and which is either immaterial in amount, expected to be covered by the Company's insurance carriers, reserved against, or which management believes to be without merit. Management believes that its reserves are adequate and that no such action will have a material adverse impact on the Company's financial condition. However, there can be no assurance that the Company's ultimate liability will not exceed its reserves. See Note R of Notes to Consolidated Financial Statements.

     On August 14, 1990, a purported class action for unspecified damages was filed by a stockholder in the Circuit Court of Cook County, Illinois, on behalf of an alleged class composed of those persons who are owners of shares of the common stock of the Company. The suit names as defendants the Company and the following present and former directors: Christie Hefner, Hugh M. Hefner, William
A. Emerson, John R. Purcell, Robert Kamerschen, Mark H. McCormack, Richard S. Rosenzweig and Sol Rosenthal. During the third quarter of fiscal 1991, the plaintiffs agreed to dismiss the action against one of the Company's former directors, Mark H. McCormack. The suit alleges that the individual defendants violated their fiduciary duty to the class by approving the Company's stock recapitalization plan, which became effective on June 7, 1990. The suit also requests that the recapitalization plan be reversed. The Company and most of the individual defendants have been served and have filed an answer denying all substantive complaint allegations. In February 1995, the Court granted the Company's motion for summary judgment and the case was dismissed. Plaintiffs filed an appeal. In March 1996, the Illinois Appellate Court affirmed summary judgment in favor of the Company and the other named defendants and the case was dismissed. In accordance with the Company's bylaws and Delaware law, the Company agreed with all individual defendants to advance the fees and costs they might incur prior to the final disposition of the case, on the condition that such individuals shall repay the amounts advanced if it were finally determined that any respective individual were not entitled under Delaware law to be indemnified by the Company for such expenses.

On February 26, 1996, Playboy Entertainment Group, Inc., a subsidiary of the Company, filed a civil suit challenging Section 505 of The Telecommunications Act of 1996 ("the Act") which was passed by Congress and signed into law in February 1996. Fifteen organizations representing a wide range of influential media, civil liberties and entertainment organizations filed friend of the court briefs supporting the Company's litigation. The Company believes that Section 505 is unconstitutional and unnecessary but fully supports Section 504 of the Act, which mandates that cable operators place full audio and video blocks on any channel, at no charge, at a customer's request. Certain provisions of the Act are directed exclusively at cable programming in general and adult cable programming in particular. In some cable systems, audio or momentary bits of video of premium or pay-per-view channels may accidentally become available to non-subscribing cable customers. This is called "bleeding." The practical effect of Section 505 of the Act would be to require cable systems to employ scrambling or blocking technology in every household in every cable system that offers adult programming, whether or not customers request it or need it, to prevent any possibility of bleeding. In the alternative, Section 505 provides that a cable operator that does not employ scrambling or blocking technology must restrict the period during which the programming is transmitted. Penalties for violation of the Act are significant and include fines and imprisonment. The suit names as defendants The United States of America, The United States Department of Justice, Attorney General Janet Reno and the Federal Communications Commission. On March 7, 1996, the Company was granted a Temporary Restraining Order ("TRO") staying the implementation and enforcement of Section
505. In granting the TRO, the court found that the Company had demonstrated it is likely to succeed on the merits of its claim that Section 505 is unconstitutional. The TRO will remain in place until a special three-judge panel in the United States District Court for the District of Delaware decides the Company's motion for a preliminary injunction.

Item 4.  Submission of Matters to a Vote of Security Holders
- ------------------------------------------------------------

     There were no matters submitted to a vote of security holders during the fourth quarter of fiscal 1996.

EXECUTIVE OFFICERS
- ------------------

The following table sets forth information with respect to the Company's executive officers:


Name, Age and Position                 Business Experience During Past 5 Years
- ----------------------                 ---------------------------------------

Hugh M. Hefner, 70                     Founded the Company in 1953. Has been
Chairman Emeritus and                  Chairman Emeritus and Editor-in-Chief
Editor-in-Chief                        since November 1988. From October 1976 to
                                       November 1988 served as Chairman of the
                                       Board and Chief Executive Officer, and
                                       before that served as Chairman, President and Chief Executive Officer.

Christie Hefner, 43                    Appointed to present position in November
Chairman of the Board                  1988. From September 1986 to November
and Chief Executive Officer            1988 served as Vice Chairman of the
                                       Board, President and Chief Operating
                                       Officer. From February 1984 to September
                                       1986 served as President and Chief
                                       Operating Officer; had been President
                                       since April 1982. From January 1978 to
                                       April 1982 was a Corporate Vice
                                       President. She joined the Company in 1975 as Special Assistant to the Chairman of the Board.

Richard S. Rosenzweig, 61              Appointed to present position in November
Executive Vice President               1988. From May 1982 to November 1988
                                       served as Executive Vice President,
                                       Office of the Chairman. From July 1980 to
                                       May 1982 served as Executive Vice
                                       President, Corporate Affairs. From
                                       January 1977 to June 1980 he was
                                       Executive Vice President for West Coast
                                       Operations. His other positions with the Company have included Executive Vice
                                       President, Publications Group, and
                                       Associate Publisher, Playboy magazine. He has been with the Company since 1958.

Howard Shapiro, 49                     Appointed to present position in May
Executive Vice President,              1996. From September 1989 to May 1996,
Law and Administration,                served as Executive Vice President, Law
General Counsel and Secretary          and Administration and General Counsel.
                                       From May 1985 to September 1989 served as
                                       Senior Vice President, Law and
                                       Administration and General Counsel. From
                                       July 1984 to May 1985 served as Senior
                                       Vice President and General Counsel. From
                                       September 1983 to July 1984 served as
                                       Vice President and General Counsel. From
                                       May 1981 to September 1983 served as
                                       Corporate Counsel. From June 1978 to May
                                       1981 served as Division Counsel. From
                                       November 1973 to June 1978 served as
                                       Staff Counsel.

Anthony J. Lynn, 44                    Appointed to present position in June
Executive Vice President and           1992. From 1991 to 1992 served as
President, Entertainment Group         President of international television
                                       distribution and worldwide pay
                                       television at MGM-Pathe Communications
                                       Co., where he was Executive Vice
                                       President since 1987.

Rebecca S. Maskey, 48                  Appointed to present position in April
Senior Vice President,                 1993. From April 1993 to June 1995 also
Finance                                served as Treasurer. From January 1990 to
                                       April 1993 served as Vice President,
                                       Financial Services and Treasurer. From
                                       August 1988 to January 1990 served as
                                       Vice President and Treasurer. From
                                       January 1987 to August 1988 served as
                                       Treasurer. From January 1985 to January
                                       1987 served as Assistant Treasurer.

Name, Age and Position          Business Experience During Past 5 Years
- ----------------------          ---------------------------------------

Herbert M. Laney, 51            Appointed to present position in September 1995.
Senior Vice President           From June 1993 to September 1995 served as
and President, Catalog Group    President, Catalog Group.  From August 1990
                                to June 1993 served as Senior Vice President,
                                Catalog Group. From June 1988 to August 1990 served as Senior Vice President, Direct
                                Marketing.

Martha O. Lindeman, 45          Appointed to present position in March 1992.
Vice President, Corporate       From 1986 to 1992 served as Manager of
Communications and              Communications at the Tribune Company, a leading
Investor Relations              information and entertainment company.

                                    PART II

Item 5.  Market for Registrant's Common Stock and Related Stockholder Matters

     The stock price information, as reported in the New York Stock Exchange Composite Listing, set forth in Note S of Notes to Consolidated Financial Statements in the fiscal 1996 Annual Report is incorporated herein by reference. The registrant's securities are traded on the exchanges listed on the cover page of this Form 10-K Report. As of August 31, 1996, there were 8,445 and 9,004 record holders of Class A Common Stock and Class B Common Stock, respectively. There were no cash dividends declared during either of the two fiscal years in the period ended June 30, 1996. The Company's revolving credit agreement prohibits the payment of cash dividends.

Item 6.  Selected Financial Data

     The net revenues, income (loss) from continuing operations before extraordinary item and cumulative effect of change in accounting principle, total assets, long-term financing obligations, income (loss) from continuing operations before extraordinary item and cumulative effect of change in accounting principle per common share and cash dividends declared per common share for each of the five fiscal years in the period ended June 30, 1996, set forth under the caption "Selected Financial and Operating Data" on page 23 of the fiscal 1996 Annual Report are incorporated herein by reference.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

     The information set forth under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations" on pages 25 - 31 of the fiscal 1996 Annual Report is incorporated herein by reference.

Item 8.  Financial Statements and Supplementary Data

     The following consolidated financial statements of the registrant and report of independent accountants set forth on pages 32 - 43 of the fiscal 1996 Annual Report are incorporated herein by reference:

     Consolidated Statements of Operations - Years ended June 30, 1996, 1995 and 1994.

     Consolidated Balance Sheets - June 30, 1996 and 1995.

     Consolidated Statements of Shareholders' Equity - Years ended June 30, 1996, 1995 and 1994.

     Consolidated Statements of Cash Flows - Years ended June 30, 1996, 1995 and 1994.

     Notes to Consolidated Financial Statements.

     Report of Independent Accountants.

     Report of Management.

     The supplementary data regarding quarterly results of operations set forth in Note S of Notes to Consolidated Financial Statements on pages 41 and 42 of the fiscal 1996 Annual Report is incorporated herein by reference.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

     None.

                                   PART III

     Information required by Items 10, 11, 12 and 13 is contained in the registrant's Notice of Annual Meeting of Stockholders and Proxy Statement (to be filed) relating to the Annual Meeting of Stockholders to be held in November 1996, which will be filed within 120 days after the close of the registrant's fiscal year ended June 30, 1996, and is incorporated herein by reference. Information regarding executive officers is contained on pages 20 and 21 of this Form 10-K Report.

                                    PART IV

Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K
- -------------------------------------------------------------------------

(a)  Certain Documents Filed as Part of the Form 10-K

     Financial Statements of the registrant and report of independent accountants following as set forth under Item 8 of this Form 10-K Report and which have been incorporated by reference from pages 32 - 43 of the fiscal 1996 Annual Report:

          Consolidated Statements of Operations - Years ended June 30, 1996, 1995 and 1994

          Consolidated Balance Sheets - June 30, 1996 and 1995

          Consolidated Statements of Shareholders' Equity - Years ended June 30, 1996, 1995 and 1994

          Consolidated Statements of Cash Flows - Years ended June 30, 1996, 1995 and 1994

          Notes to Consolidated Financial Statements

          Report of Independent Accountants*

          Report of Management

          The supplementary data regarding quarterly results of operations as set forth in Note S of Notes to Consolidated Financial Statements on pages 41 and 42 of the fiscal 1996 Annual Report and which have been incorporated by reference.

Financial Statement Schedule of the registrant not included in the fiscal 1996 Annual Report but filed herewith:
                                                                          Page
                                                                          ----

          Schedule II - Valuation and Qualifying Accounts                  34

     * The report of the registrant's independent accountants with respect to the Financial Statement Schedule appears on page 33 of this Form 10-K Report.

(b)  Reports on Form 8-K

     There were no reports on Form 8-K filed by the Company during the fourth quarter of fiscal 1996

(c)  Exhibits

     3.1 Restated Certificate of Incorporation of the Company (incorporated by reference to Exhibit 3.1 from the Company's annual report on Form 10-K for the year ended June 30, 1995 (the "1995 Form 10-K"))
     3.2  Restated bylaws of the Company (incorporated by reference to Exhibit
          3.2 from the Company's annual report on Form 10-K for the year ended June 30, 1994 (the "1994 Form 10-K"))
     10.1 Stock Incentive Plan
          a       Playboy Enterprises, Inc. 1995 Stock Incentive Plan
          b       Form of Non-Qualified Stock Option Agreement for Non-Qualified
                  Stock Options which may be granted under the Plan
          c       Form of Incentive Stock Option Agreement for Incentive Stock
                  Option granted under the Plan
          d       Form of Restricted Stock Agreement for Restricted Stock issued under the Plan

       (incorporated by reference to Exhibits 4.2, 4.3, 4.4 and 4.5 from the Registration Statement No. 33-58145 on Form S-8 dated March 20, 1995)
10.2   Playboy Enterprises, Inc. Employee Stock Purchase Plan (incorporated by reference to Exhibit 4.4 from the Registration Statement No. 333-06843 on Form S-8 dated June 26, 1996)
10.3   Playboy Magazine Printing and Binding Agreements
       a       May 15, 1990 agreement between Playboy Enterprises, Inc. and
               Quad/Graphics, Inc. regarding printing of Playboy Magazine
       b       Letter agreement dated April 11, 1990 between Playboy
               Enterprises, Inc. and Quad/Graphics, Inc.
       (items (a) and (b) incorporated by reference to Exhibits 10.3(a) and (b), respectively, from the 1995 Form 10-K)
       c       First Amendment dated August 15, 1996 to May 15, 1990 agreement
10.4   Playboy Magazine Distribution Agreement dated as of June 6, 1994 between Playboy Enterprises, Inc. and Warner Publisher Services, Inc. (incorporated by reference to Exhibit 10.9 from the 1994 Form 10-K)
10.5   Playboy Magazine Subscription Fulfillment Agreement
       a       July 1, 1987 agreement between Communication Data Services, Inc.
               and Playboy Enterprises, Inc. (incorporated by reference to
               Exhibit 10.12(a) from the Company's annual report on Form 10-K for the year ended June 30, 1992 (the "1992 Form 10-K"))
       b       Amendment dated as of June 1, 1988 to said Fulfillment Agreement
               (incorporated by reference to Exhibit 10.12(b) from the Company's annual report on Form 10-K for the year ended June 30, 1993 (the
               "1993 Form 10-K"))
       c       Amendment dated as of July 1, 1990 to said Fulfillment Agreement
               (incorporated by reference to Exhibit 10.12(c) from the Company's annual report on Form 10-K for the year ended June 30, 1991 (the
               "1991 Form 10-K"))
       d       Amendment dated as of July 1, 1996 to said Fulfillment Agreement
10.6 Transponder Lease Agreement dated as of December 31, 1992 between Playboy Entertainment Group, Inc. and General Electric Capital Corporation (incorporated by reference to Exhibit 10.3 from the Company's quarterly report on Form 10-Q for the quarter ended December 31, 1992 (the "Second Quarter 1993 Form 10-Q"))
10.7 Distribution License to Exploit Home Video Rights effective October 1, 1991 between Playboy Video Enterprises, Inc. and Uni Distribution Corp. (incorporated by reference to Exhibit 10.16 from the 1991 Form 10-K)
10.8 Distribution Agreement dated as of March 24, 1995 between Playboy Entertainment Group, Inc. and Uni Distribution Corp. regarding licensing and sale of domestic home video product (incorporated by reference to
       Exhibit 10.8 from the 1995 Form 10-K)
10.9 Agreements effective November 1, 1995 between Playboy Entertainment Group, Inc., Continental Shelf 16 Limited, Precis (1378) Limited and Playboy TV/Benelux Limited regarding the establishment of a Playboy TV pay television service in the United Kingdom
10.10 Agreements between Playboy Entertainment Group, Inc. and Tohokushinsha Film Corporation
       a       Memorandum of Agreement and Amendment dated July 31, 1995
               regarding the establishment of a Playboy TV pay television service in Japan
       b       Amendment to July 31, 1995 agreement dated March 26, 1996
10.11 Deal Memorandum dated June 22, 1995 between Playboy Networks Worldwide and TVN regarding distribution and services related to the AdulTVision pay television service
10.12 Distribution Agreement dated June 27, 1996 between Playboy Entertainment Group, Inc. and Orion Home Video regarding the distribution of certain home video programs and product
10.13  Affiliation Agreement between Playboy Entertainment Group, Inc. and
       DirecTV
       a       Agreement dated November 15, 1993 regarding the satellite
               distribution of Playboy Television
       b       First Amendment to November 15, 1993 agreement dated as of April
               19, 1994
       c       Second Amendment to November 15, 1993 agreement dated as of July
               26, 1995
10.14 Affiliation Agreement dated February 29, 1996 between Playboy Entertainment Group, Inc. and PrimeStar Partners, L.P. regarding the satellite distribution of Playboy Television
10.15  Warner Home Video/Critics' Choice Direct Marketing License Agreements
       a       Agreement dated February 22, 1994 regarding purchase of Turner product
       b       Agreement dated February 22, 1994 regarding purchase of non-
               Turner product
       (items (a) and (b) incorporated by reference to Exhibits 10.10 and
       10.11, respectively, from the 1995 Form 10-K)
       c       Agreement dated June 28, 1996 regarding purchase of Turner and non-Turner product
10.16 Product License Agreements between Playboy Enterprises, Inc. and Chaifa Investment, Limited
       a       Agreement dated September 26, 1989 related to the Hong Kong territory
       b       Agreement dated March 4, 1991 related to the People's Republic of
               China territory
          c    Amendment dated July 21, 1992 related to the March 4, 1991 agreement
          d    Amendment dated August 17, 1993 related to the agreements dated
               September 26, 1989 and March 4, 1991
          e    Amendment dated January 23, 1996 related to the agreements dated
               September 26, 1989 and March 4, 1991
10.17     Revolving Line of Credit
          a    Credit Agreement dated as of February 10, 1995 by and among
               Playboy Enterprises, Inc., Harris Trust and Savings Bank and
               LaSalle National Bank
          b    First Amendment to February 10, 1995 Credit Agreement dated as of
               March 31, 1995
          (items (a) and (b) incorporated by reference to Exhibits 10.12(a) and
          (b), respectively, from the 1995 Form 10-K)
          c    Second Amendment to February 10, 1995 Credit Agreement dated as of March 5, 1996
10.18 Playboy Mansion West Lease Agreement, as amended, between Playboy Enterprises, Inc. and Hugh M. Hefner
          a    Letter of Interpretation of Lease
          b    Agreement of lease
          (items (a) and (b) incorporated by reference to Exhibits 10.3(a) and
          (b), respectively, from the 1991 Form 10-K)
10.19     Los Angeles Office Lease Documents
          a    Office lease dated as of July 25, 1991 between Playboy
               Enterprises, Inc. and Beverly Mercedes Place, Ltd. (incorporated by reference to Exhibit 10.6(c) from the 1991 Form 10-K)
          b    Amendment to July 25, 1991 lease dated June 26, 1996
          c    Amendment to July 25, 1991 lease dated September 12, 1996
10.20     Chicago Office Lease Documents
          a    Office Lease dated April 7, 1988 by and between Playboy
               Enterprises, Inc. and LaSalle National Bank as Trustee under
               Trust No. 112912 (incorporated by reference to Exhibit 10.7(a)
               from the 1993 Form 10-K)
          b    First Amendment to April 7, 1988 lease dated October 26, 1989
               (incorporated by reference to Exhibit 10.15(b) from the 1995 Form
               10-K)
          c    Second Amendment to April 7, 1988 lease dated June 1, 1992
               (incorporated by reference to Exhibit 10.1 from the Second
               Quarter 1993 Form 10-Q)
          d    Third Amendment to April 7, 1988 lease dated August 30, 1993
               (incorporated by reference to Exhibit 10.15(d) from the 1995 Form
               10-K)
          e    Fourth Amendment to April 7, 1988 lease dated August 6, 1996
10.21 New York Office Lease Agreement dated August 11, 1992 between Playboy Enterprises, Inc. and Lexington Building Co. (incorporated by reference to Exhibit 10.9(b) from the 1992 Form 10-K)
10.22 Itasca Warehouse Lease Agreement dated as of October 20, 1992 between Teachers' Retirement System of the State of Illinois and Playboy Enterprises, Inc. (incorporated by reference to Exhibit 10.4 from the Second Quarter 1993 Form 10-Q)
10.23 Itasca Warehouse Lease Agreement dated as of September 6, 1996 between Centerpoint Properties Corporation and Playboy Enterprises, Inc.
10.24     Selected Company Remunerative Plans
          a    Executive Car Lease Program dated June 11, 1993 (incorporated by reference to Exhibit 10.18(a) from the 1995 Form 10-K)
          b    Administrative Statement for the Executive Car Lease Program
               dated March 1, 1992 (incorporated by reference to Exhibit 10.2(b)
               from the 1992 Form 10-K)
          c    Executive Protection Program dated March 1, 1990 (incorporated by reference to Exhibit 10.18(c) from the 1995 Form 10-K)
          d    Deferred Compensation Plan for Employees effective October 1,
               1992
          e    Deferred Compensation Plan for Nonemployee Directors effective
               October 1, 1992
          (items (d) and (e) incorporated by reference to Exhibits 10.2(g) and
          (h), respectively, from the 1992 Form 10-K)
          f    First Amendment to Deferred Compensation Plan for Employees
               effective December 31, 1993 (incorporated by reference to Exhibit
               10.1(f) from the 1994 Form 10-K)
          g    Second Amendment to Deferred Compensation Plan for Employees
               effective April 1, 1996
          h    First Amendment to Deferred Compensation Plan for Nonemployee
               Directors effective April 1, 1996
10.25     Selected Employment, Termination and Other Agreements
          a    Playboy Enterprises, Inc. 1989 Stock Option Plan, as amended, For
               Key Employees (the "1989 Option Plan")(incorporated by reference to Exhibit 10.4 (mm) from the 1991 Form 10-K)
          b    Playboy Enterprises, Inc. 1989 Stock Option Agreement
          c    Letter dated July 18, 1990 pursuant to the June 7, 1990
               recapitalization regarding adjustment of options
          (items (b) and (c) incorporated by reference to Exhibits 10.19(c) and
          (d), respectively, from the 1995 Form 10-K)
          d    Consent and Amendment regarding the 1989 Option Plan
          e    Playboy Enterprises, Inc. 1991 Non-Qualified Stock Option Plan
               for Non-Employee Directors, as amended
          f    Playboy Enterprises, Inc. 1991 Non-Qualified Stock Option
               Agreement for Non-Employee Directors
          (items (d), (e) and (f) incorporated by reference to Exhibits 10.4(aa), (rr) and (nn), respectively, from the 1991 Form 10-K)
          g    Playboy Enterprises, Inc. Severance Agreement (incorporated by reference to Exhibit 10.4(vv) from the 1991 Form 10-K)
          h    Employment Agreement dated May 21, 1992 between Playboy
               Enterprises, Inc. and Anthony J. Lynn (incorporated by reference to Exhibit 10.4(bbb) from the 1992 Form 10-K)
          i    Amendment dated August 15, 1996 regarding the Employment
               Agreement dated May 21, 1992 between Playboy Enterprises, Inc.
               and Anthony J. Lynn
          j    Letter Agreement dated February 26, 1993 regarding Special
               Incentive Compensation Plan for Herb Laney
          k    Memorandum dated May 1, 1996 regarding extension of Special
               Incentive Compensation Plan for Herb Laney dated February 26,
               1993
     11   Computation of Net Income (Loss) Per Share
     13   Annual Report to Security Holders
               Herewith filed as an exhibit only with respect to the parts incorporated by reference in this Form 10-K. The report, except for portions expressly incorporated by reference, is furnished for the information of the Commission only and is not to be deemed "filed" as part of the filing.
     21   Parent and Subsidiaries
     23   Consent of Independent Public Accountants
     27   Financial Data Schedule

(d)  Financial Statement Schedules

     Not applicable

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                       PLAYBOY ENTERPRISES, INC.


September 20, 1996                     By /s/Rebecca S. Maskey
                                          -------------------------
                                             Rebecca S. Maskey
                                             Senior Vice President,
                                             Finance


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.



/s/Christie Hefner                        September 20, 1996
- -------------------------------------
Christie Hefner
Chairman of the Board,
Chief Executive Officer and Director

/s/Richard S. Rosenzweig                  September 26, 1996
- -------------------------------------
Richard S. Rosenzweig
Executive Vice President and Director

/s/Dennis S. Bookshester                  September 27, 1996
- -------------------------------------
Dennis S. Bookshester
Director

/s/David I. Chemerow                      September 24, 1996
- -------------------------------------
David I. Chemerow
Director

/s/Robert Kamerschen                      September 27, 1996
- -------------------------------------
Robert Kamerschen
Director

/s/Sol Rosenthal                          September 23, 1996
- -------------------------------------
Sol Rosenthal
Director

/s/Sir Brian Wolfson                      September 24, 1996
- -------------------------------------
Sir Brian Wolfson
Director

/s/Rebecca S. Maskey                      September 20, 1996
- -------------------------------------
Rebecca S. Maskey
Senior Vice President,
Finance

All agreements listed below may have additional exhibits which are not attached. All such exhibits are available upon request, provided the requesting party shall pay a fee for copies of such exhibits, which fee shall be limited to the Company's reasonable expenses incurred in furnishing these documents.


Exhibit                                                            Sequentially
Number    Description                                             Numbered Page
- ------    -----------                                             -------------
  3.1     Restated Certificate of Incorporation of the Company
          (incorporated by reference to Exhibit 3.1 from the
          1995 Form 10-K)

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

 10.2     Playboy Enterprises, Inc. Employee Stock Purchase Plan
          (incorporated by reference to Exhibit 4.4 from the Registration Statement No. 333-06843 on Form S-8 dated
          June 26, 1996)

 10.3 Playboy Magazine Printing and Binding Agreements a May 15, 1990 agreement between Playboy Enterprises,
             Inc. and Quad/Graphics, Inc. regarding printing of Playboy Magazine
          b  Letter agreement dated April 11, 1990 between Playboy
             Enterprises, Inc. and Quad/Graphics, Inc.
          (items (a) and (b) incorporated by reference to Exhibits
          10.3(a) and (b), respectively, from the 1995 Form 10-K)
          *c First Amendment dated August 15, 1996 to May 15, 1990 agreement

 10.4     Playboy Magazine Distribution Agreement dated as of June 6,
          1994 between Playboy Enterprises, Inc. and Warner Publisher
          Services, Inc. (incorporated by reference to Exhibit 10.9 from the 1994 Form 10-K)

 10.5 Playboy Magazine Subscription Fulfillment Agreement a July 1, 1987 agreement between Communication Data
             Services, Inc. and Playboy Enterprises, Inc.
             (incorporated by reference to Exhibit 10.12(a) from the 1992 Form 10-K)
          b  Amendment dated as of June 1, 1988 to said Fulfillment
             Agreement (incorporated by reference to Exhibit 10.12(b) from the 1993 Form 10-K)
          c  Amendment dated as of July 1, 1990 to said Fulfillment
             Agreement (incorporated by reference to Exhibit 10.12(c) from the 1991 Form 10-K)
          *d Amendment dated as of July 1, 1996 to said Fulfillment
             Agreement

 10.6 Transponder Lease Agreement dated as of December 31, 1992 between Playboy Entertainment Group, Inc. and General Electric Capital Corporation (incorporated by reference to
          Exhibit 10.3 from the Second Quarter 1993 Form 10-Q)

 10.7 Distribution License to Exploit Home Video Rights effective October 1, 1991 between Playboy Video Enterprises, Inc. and Uni Distribution Corp. (incorporated by reference to Exhibit
          10.16 from the 1991 Form 10-K)

 10.8 Distribution Agreement dated as of March 24, 1995 between Playboy Entertainment Group, Inc. and Uni Distribution Corp. regarding licensing and sale of domestic home video product (incorporated by reference to Exhibit 10.8 from the 1995 Form 10-K)

*10.9 Agreements effective November 1, 1995 between Playboy Entertainment Group, Inc., Continental Shelf 16 Limited, Precis (1378) Limited and Playboy TV/Benelux Limited regarding the establishment of a Playboy TV pay television service in the United Kingdom

*10.10 Agreements between Playboy Entertainment Group, Inc. and Tohokushinsha Film Corporation a Memorandum of Agreement and Amendment dated July 31,
             1995 regarding the establishment of a Playboy TV pay television service in Japan
          b  Amendment to July 31, 1995 agreement dated March 26, 1996

*10.11    Deal Memorandum dated June 22, 1995 between Playboy
          Networks Worldwide and TVN regarding distribution and services related to the AdulTVision pay television service

*10.12 Distribution Agreement dated June 27, 1996 between Playboy Entertainment Group, Inc. and Orion Home Video regarding the distribution of certain home video programs and product

*10.13 Affiliation Agreement between Playboy Entertainment Group, Inc. and DirecTV a Agreement dated November 15, 1993 regarding the satellite distribution of Playboy Television
          b First Amendment to November 15, 1993 agreement dated as of April 19, 1994
          c Second Amendment to November 15, 1993 agreement dated as of July 26, 1995

*10.14 Affiliation Agreement dated February 29, 1996 between Playboy Entertainment Group, Inc. and PrimeStar Partners, L.P.
          regarding the satellite distribution of Playboy Television

 10.15 Warner Home Video/Critics' Choice Direct Marketing License Agreements a Agreement dated February 22, 1994 regarding purchase of
             Turner product
          b Agreement dated February 22, 1994 regarding purchase of non-Turner product

          (items (a) and (b) incorporated by reference to Exhibits
          10.10 and 10.11, respectively, from the 1995 Form 10-K)
          *c  Agreement dated June 28, 1996 regarding purchase of
              Turner and non-Turner product

*10.16    Product License Agreements between Playboy Enterprises,
          Inc. and Chaifa Investment, Limited
          a   Agreement dated September 26, 1989 related to the Hong
              Kong territory
          b Agreement dated March 4, 1991 related to the People's Republic of China territory
          c Amendment dated July 21, 1992 related to the March 4, 1991 agreement
          d Amendment dated August 17, 1993 related to the agreements dated September 26, 1989 and March 4, 1991
          e Amendment dated January 23, 1996 related to the agreements dated September 26, 1989 and March 4, 1991

 10.17    Revolving Line of Credit
          a Credit Agreement dated as of February 10, 1995 by and among Playboy Enterprises, Inc., Harris Trust and Savings Bank and LaSalle National Bank
          b First Amendment to February 10, 1995 Credit Agreement dated as of March 31, 1995
          (items (a) and (b) incorporated by reference to Exhibits 10.12(a) and (b), respectively, from the 1995 Form 10-K)
          *c Second Amendment to February 10, 1995 Credit Agreement dated as of March 5, 1996

 10.18 Playboy Mansion West Lease Agreement, as amended, between Playboy Enterprises, Inc. and Hugh M. Hefner
          a   Letter of Interpretation of Lease
          b   Agreement of lease
          (items (a) and (b) incorporated by reference to Exhibits 10.3(a) and (b), respectively, from the 1991 Form 10-K)

 10.19    Los Angeles Office Lease Documents
          a Office Lease dated as of July 25, 1991 between Playboy Enterprises, Inc. and Beverly Mercedes Place, Ltd. (incorporated by reference to Exhibit 10.6(c) from the 1991 Form 10-K)
          *b  Amendment to July 25, 1991 lease dated June 26, 1996
          *c  Amendment to July 25, 1991 lease dated September 12, 1996

10.20     Chicago Office Lease Documents
          a    Office Lease dated April 7, 1988 by and between Playboy
               Enterprises, Inc. and LaSalle National Bank as Trustee under
               Trust No. 112912 (incorporated by reference to Exhibit 10.7(a)
               from the 1993 Form 10-K)
          b    First Amendment to April 7, 1988 lease dated October 26, 1989
               (incorporated by reference to Exhibit 10.15(b) from the 1995
               Form 10-K)
          c    Second Amendment to April 7, 1988 lease dated June 1, 1992
               (incorporated by reference to Exhibit 10.1 from the Second
               Quarter 1993 Form 10-Q)
          d    Third Amendment to April 7, 1988 lease dated August 30, 1993
               (incorporated by reference to Exhibit 10.15(d) from the 1995 Form
               10-K)
          *e   Fourth Amendment to April 7, 1988 lease dated August 6, 1996

10.21 New York Office Lease Agreement dated August 11, 1992 between Playboy Enterprises, Inc. and Lexington Building Co. (incorporated by reference to Exhibit 10.9(b) from the 1992 Form 10-K)

10.22 Itasca Warehouse Lease Agreement dated as of October 20, 1992 between Teachers' Retirement System of the State of Illinois and Playboy Enterprises, Inc. (incorporated by reference to Exhibit 10.4 from the Second Quarter 1993 Form 10-Q)

*10.23 Itasca Warehouse Lease Agreement dated as of September 6, 1996 between Centerpoint Properties Corporation and Playboy Enterprises, Inc.

10.24     Selected Company Remunerative Plans
          a Executive Car Lease Program dated June 11, 1993 (incorporated by reference to Exhibit 10.18(a) from the 1995 Form 10-K)
          b Administrative Statement for the Executive Car Lease Program dated March 1, 1992 (incorporated by reference to Exhibit 10.2(b) from the 1992 Form 10-K)
          c Executive Protection Program dated March 1, 1990 (incorporated by reference to Exhibit 10.18(c) from the 1995 Form 10-K)
          d    Deferred Compensation Plan for Employees effective October 1,
               1992
          e Deferred Compensation Plan for Nonemployee Directors effective October 1, 1992
          (items (d) and (e) incorporated by reference to Exhibits 10.2(g) and (h), respectively, from the 1992 Form 10-K)
          f First Amendment to Deferred Compensation Plan for Employees effective December 31, 1993 (incorporated by reference to Exhibit 10.1(f) from the 1994 Form 10-K)
          *g Second Amendment to Deferred Compensation Plan for Employees effective April 1, 1996
          *h First Amendment to Deferred Compensation Plan for Nonemployee Directors effective April 1, 1996

10.25     Selected Employment, Termination and Other Agreements
          a    Playboy Enterprises, Inc. 1989 Stock Option Plan, as amended, For
               Key Employees (the "1989 Option Plan")(incorporated by reference to Exhibit 10.4(mm) from the 1991 Form 10-K)
          b    Playboy Enterprises, Inc. 1989 Stock Option Agreement
          c    Letter dated July 18, 1990 pursuant to the June 7, 1990
               recapitalization regarding adjustment of options
          (items (b) and (c) incorporated by reference to Exhibits 10.19(c) and
          (d), respectively, from the 1995 Form 10-K)
          d    Consent and Amendment regarding the 1989 Option Plan
          e    Playboy Enterprises, Inc. 1991 Non-Qualified Stock Option Plan
               for Non-Employee Directors, as amended
          f    Playboy Enterprises, Inc. 1991 Non-Qualified Stock Option
               Agreement for Non-Employee Directors
          (items (d), (e) and (f) incorporated by reference to Exhibits 10.4(aa), (rr) and (nn), respectively, from the 1991 Form 10-K)
          g    Playboy Enterprises, Inc. Severance Agreement (incorporated by reference to Exhibit 10.4(vv) from the 1991 Form 10-K)
          h    Employment Agreement dated May 21, 1992 between Playboy
               Enterprises, Inc. and Anthony J. Lynn (incorporated by reference to Exhibit 10.4(bbb) from the 1992 Form 10-K)
          *i   Amendment dated August 15, 1996 regarding the Employment
               Agreement dated May 21, 1992 between Playboy Enterprises, Inc.
               and Anthony J. Lynn
          *j   Letter Agreement dated February 26, 1993 regarding Special
               Incentive Compensation Plan for Herb Laney
          *k   Memorandum dated May 1, 1996 regarding extension of Special
               Incentive Compensation Plan for Herb Laney dated February 26,
               1993

*11       Computation of Net Income (Loss) Per Share

*13       Annual Report to Security Holders

          Herewith filed as an exhibit only with respect to the parts incorporated by reference in this Form 10-K. The report, except for portions expressly incorporated by reference, is furnished for the information of the Commission only and is not to be deemed "filed" as part of the filing.

*21       Parent and Subsidiaries

*23       Consent of Independent Public Accountants

*27       Financial Data Schedule

- -------
*         Filed herewith

                       REPORT OF INDEPENDENT ACCOUNTANTS
                       ---------------------------------
                       ON FINANCIAL STATEMENT SCHEDULES
                       --------------------------------



To the Shareholders and Board of Directors
Playboy Enterprises, Inc.



     Our report on the consolidated financial statements of Playboy Enterprises, Inc. and its Subsidiaries has been incorporated by reference in this Form 10-K from page 43 of the fiscal 1996 Annual Report to Shareholders of Playboy Enterprises, Inc. and its Subsidiaries. In connection with our audits of such financial statements, we have also audited the related financial statement schedule listed in the index on page 23 of this Form 10-K.

     In our opinion, the financial statement schedule referred to above, when considered in relation to the basic financial statements taken as a whole, present fairly, in all material respects, the information required to be included therein.



                           Coopers & Lybrand L.L.P.



Chicago, Illinois
August 1, 1996

                  PLAYBOY ENTERPRISES, INC. AND SUBSIDIARIES
                                  SCHEDULE II
                       VALUATION AND QUALIFYING ACCOUNTS
                FOR THE YEARS ENDED JUNE 30, 1996, 1995 AND 1994
                                 (IN THOUSANDS)


=============================================================================================================
                 COLUMN A                    COLUMN B            COLUMN C             COLUMN D      COLUMN E
- -------------------------------------------------------------------------------------------------------------
                                                                Additions
                                                         -------------------------
                                            Balance at   Charged to    Charged to                  Balance at
                                            Beginning    Costs and        Other                       End
               Description                  of Period     Expenses      Accounts     Deductions    of Period
- -----------------------------------------   ----------   ----------    -----------   -----------   ----------
Allowance deducted in the balance sheet
  from the asset to which it applies:

Year ended June 30, 1996:

  Allowance for doubtful accounts            $  4,837     $    504     $  1,632(a)   $  3,964(b)    $  3,009
                                             ========     ========     ========      ========       ========

  Allowance for returns                      $ 20,952     $     --     $ 59,718(c)   $ 58,731(d)    $ 21,939
                                             ========     ========     ========      ========       ========

Year ended June 30, 1995:

  Allowance for doubtful accounts (e)        $  3,155     $  1,709     $  2,042(a)   $  2,069(b)    $  4,837
                                             ========     ========     ========      ========       ========

  Allowance for returns                      $ 18,612     $     --     $ 57,057(c)   $ 54,717(d)    $ 20,952
                                             ========     ========     ========      ========       ========

Year ended June 30, 1994:

  Allowance for doubtful accounts (e)        $  2,843     $  1,294     $  1,916(a)   $  2,898(b)    $  3,155
                                             ========     ========     ========      ========       ========

  Allowance for returns                      $ 21,631     $     --     $ 53,486(c)   $ 56,505(d)    $ 18,612
                                             ========     ========     ========      ========       ========

Notes:

(a) Represents provisions for unpaid subscriptions charged to net revenues. Also included in fiscal 1996 amount was $98 related to the consolidation of the VIPress Poland Sp. z o.o. balance at the acquisition date in March 1996.

(b) Represents uncollectible accounts less recoveries. Also included in fiscal 1994 amount was $66 related to a discount for early payment of a receivable.

(c) Represents provisions charged to net revenues for estimated returns of Playboy magazine, other Playboy publications and domestic home video.

(d)  Represents settlements on provisions previously recorded.

(e) Certain reclassifications have been made to conform to the fiscal 1996 presentation.