Form 10-Q
period 1996-09-30
PLAYBOY ENTERPRISES INC
filed 1996-11-12
CIK 79114

               UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D.C. 20549

                                   FORM 10-Q



(Mark One)


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 1996

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


 Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.       YES X        NO ___
                                                   ---

 As of October 31, 1996, there were 4,748,954 shares of Class A Common Stock, par value $0.01 per share and 15,574,210 shares of Class B Common Stock, par value $0.01 per share, outstanding.

                  PLAYBOY ENTERPRISES, INC. AND SUBSIDIARIES
                              INDEX TO FORM 10-Q

                                 ____________



                                                                    Page Number
                                                                    -----------
Part I.   Financial Information

          Condensed Consolidated Statements of Operations for the
          Quarters Ended September 30, 1996 and 1995 (unaudited)          3

          Condensed Consolidated Balance Sheets at September 30,
          1996 (unaudited) and June 30, 1996                              4

          Condensed Consolidated Statements of Cash Flows for the
          Quarters Ended September 30, 1996 and 1995 (unaudited)          5

          Notes to Condensed Consolidated Financial Statements          6-7

          Management's Discussion and Analysis of Financial
          Condition and Results of Operations                          8-13


Part II.  Other Information                                              14

                  PLAYBOY ENTERPRISES, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS for the Quarters Ended September 30 (Unaudited)
                   (In thousands, except per share amounts)

                                                                       1996                      1995
                                                                     ---------                 ---------

Net revenues                                                         $ 66,224                  $ 62,263
                                                                     --------                  --------

Costs and expenses:
 Cost of sales                                                        (56,261)                  (53,684)
 Selling and administrative expenses                                   (7,534)                   (7,139)
                                                                     --------                  --------
   Total costs and expenses                                           (63,795)                  (60,823)
                                                                     --------                  --------

     Operating income                                                   2,429                     1,440
                                                                     --------                  --------

Nonoperating income (expense):
 Investment income                                                         20                        16
 Interest expense                                                        (134)                     (156)
 Other, net                                                               (75)                      (26)
                                                                     --------                  --------
   Total nonoperating expense                                            (189)                     (166)
                                                                     --------                  --------

     Income before income taxes                                         2,240                     1,274

Income tax expense                                                     (1,203)                     (262)
                                                                     --------                  --------

     Net income                                                      $  1,037                  $  1,012
                                                                     ========                  ========

Weighted average number of common shares outstanding                   20,261                    19,990
                                                                     ========                  ========


Net income per common share                                          $   0.05                  $   0.05
                                                                    =========                 =========


The accompanying notes are an integral part of these consolidated financial statements.

                  PLAYBOY ENTERPRISES, INC. AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                       (In thousands, except share data)

                                                                 (Unaudited)
                                                                  Sept. 30,        June 30,
                                                                    1996             1996
                                                                 -----------       ---------
Assets
------
  Cash and cash equivalents                                      $  1,006          $  2,438
  Receivables, net of allowance for doubtful accounts of
   $3,054 and $3,009, respectively                                 29,315            29,110
  Inventories                                                      23,808            23,499
  Programming costs                                                33,827            33,873
  Deferred subscription acquisition costs                          12,068             9,569
  Other current assets                                              9,708            10,420
                                                                 --------          --------
    Total current assets                                          109,732           108,909
                                                                 --------          --------

  Property and equipment, at cost                                  37,693            37,404
  Accumulated depreciation                                        (26,072)          (25,510)
                                                                 --------          --------
    Property and equipment, net                                    11,621            11,894
                                                                 --------          --------

  Programming costs - noncurrent                                    6,631             3,362
  Trademarks                                                       12,018            11,887
  Net deferred tax assets                                           3,769             4,191
  Other noncurrent assets                                          10,676            10,626
                                                                 --------          --------

  Total assets                                                   $154,447          $150,869
                                                                 ========          ========

Liabilities
-----------
  Short-term borrowings                                          $  8,000          $  5,000
  Current financing obligations                                       342               340
  Accounts payable                                                 20,893            22,745
  Accrued salaries, wages and employee benefits                     3,680             6,941
  Reserves for losses on disposals of discontinued operations         707               707
  Income taxes payable                                              1,289               970
  Deferred revenues                                                49,051            44,378
  Other liabilities and accrued expenses                            7,254             8,940
                                                                 --------          --------
    Total current liabilities                                      91,216            90,021

  Long-term financing obligations                                     349               347
  Other noncurrent liabilities                                      8,393             8,218
                                                                 --------          --------
    Total liabilities                                              99,958            98,586
                                                                 --------          --------

Shareholders' Equity
--------------------
  Common stock, $0.01 par value
   Class A - 7,500,000 shares authorized; 5,042,381 issued             50                50
   Class B - 30,000,000 shares authorized; 16,972,768 issued          166               165
  Capital in excess of par value                                   37,458            36,323
  Retained earnings                                                23,835            22,798
  Foreign currency translation adjustment                             (13)              (17)
  Less cost of treasury stock                                      (7,007)           (7,036)
                                                                 --------          --------
    Total shareholders' equity                                     54,489            52,283
                                                                 --------          --------

  Total liabilities and shareholders' equity                     $154,447          $150,869
                                                                 ========          ========

The accompanying notes are an integral part of these consolidated financial statements.

                  PLAYBOY ENTERPRISES, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS for the Quarters Ended September 30 (Unaudited)
                                (In thousands)



                                                               1996                 1995*
                                                             --------             --------
Cash Flows From Operating Activities
------------------------------------
Net income                                                   $ 1,037               $ 1,012
Adjustments to reconcile net income to net cash
 used for operating activities:
   Depreciation of property and equipment                        564                   598
   Amortization of intangible assets                             451                   437
   Amortization of investments in entertainment programming    4,509                 4,710
   Investments in entertainment programming                   (7,732)               (5,198)
   Net change in operating assets and liabilities             (2,815)               (2,931)
   Net cash used for discontinued operations                       -                   (10)
   Other, net                                                     14                     6
                                                             -------               -------
       Net cash used for operating activities                 (3,972)               (1,376)
                                                             -------               -------

 Cash Flows From Investing Activities
 ------------------------------------
 Additions to property and equipment                            (293)                  (97)
 Funding of international ventures                              (280)                    -
 Other, net                                                       60                    56
                                                             -------               -------
       Net cash used for investing activities                   (513)                  (41)
                                                             -------               -------

 Cash Flows From Financing Activities
 -----------------------------------
 Increase in short-term borrowings                             3,000                 1,000
 Proceeds from exercise of stock options                          11                     -
 Proceeds from sales under employee stock purchase plan           42                     -
                                                             -------               -------
       Net cash provided by financing activities               3,053                 1,000
                                                             -------               -------

 Net decrease in cash and cash equivalents                    (1,432)                 (417)

 Cash and cash equivalents at beginning of period              2,438                 1,471
                                                             -------               -------

 Cash and cash equivalents at end of period                  $ 1,006               $ 1,054
                                                             =======               =======


 * Certain reclassifications have been made to conform to the current year presentation.

 The accompanying notes are an integral part of these consolidated financial statements.

                   PLAYBOY ENTERPRISES, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
               for the Quarters Ended September 30, 1996 and 1995


(A)  BASIS OF PREPARATION
     --------------------

     The financial information included herein is unaudited, but in the opinion of management, reflects all adjustments (which include only normal recurring adjustments) necessary for a fair presentation of the results for the interim periods. The interim results of operations and cash flows are not necessarily indicative of such results and cash flows for the entire year. These financial statements should be read in conjunction with the financial statements and notes thereto contained in the Annual Report on Form 10-K for the fiscal year ended June 30, 1996 of Playboy Enterprises, Inc. and Subsidiaries (the "Company").


(B)  INCOME TAXES
     ------------

     The Company's net deferred tax asset declined to $4.1 million at September 30, 1996 based on management's projection of fiscal 1997 taxable income. As reported in the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 1996, the significant components of the gross deferred tax asset include net operating loss, capital loss and tax credit carryforwards. Of the $4.1 million and $4.5 million net deferred tax assets included in the Condensed Consolidated Balance Sheets at September 30, 1996 and June 30, 1996, respectively, $0.3 million is included in "Other current assets" with the remainder segregated as "Net deferred tax assets".

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

     In order to fully realize the net deferred tax asset of $4.5 million recorded at June 30, 1996, the Company will need to generate future taxable income of approximately $13.2 million prior to the expiration of the Company's net operating loss carryforwards. Management believes that it is more likely than not that the required amount of such taxable income will be realized. Management will periodically reconsider the assumptions utilized in the projection of future earnings and, if warranted, increase or decrease the amount of deferred tax benefits recognized through an adjustment to the valuation allowance.


(C)  INVENTORIES
     -----------

     Inventories, which are stated at the lower of cost (average cost, specific cost and first-in, first-out) or market, consisted of the following (in thousands):

                                                      Sept. 30,  June 30,
                                                        1996       1996
                                                      ---------  --------

          Paper                                         $ 9,327   $10,771
          Editorial and other prepublication costs        6,066     6,566
          Merchandise finished goods                      8,415     6,162
                                                        -------   -------

          Total inventories                             $23,808   $23,499
                                                        =======   =======

(D)  TREASURY STOCK
     --------------

     Treasury stock consisted of 293,427 Class A common shares and 1,034,516 Class B common shares at September 30, 1996. At June 30, 1996, treasury stock consisted of 293,427 Class A common shares and 1,040,045 Class B common shares.

(E)  ACCOUNTING STANDARDS
     --------------------

     The Company will implement the provisions of Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation ("Statement 123") in fiscal 1997. It is the Company's intention to adopt only the disclosure requirements of Statement 123.

(F)  CONTINGENCIES
     -------------

     In February 1996, the Company filed suit challenging Section 505 of the Telecommunications Act of 1996 (the "Act") which could, among other things, regulate the cable transmission of adult programming, such as the Company's domestic pay television programs. The Company believes that if Section 505 of the Act were ultimately to be enforced, the Company's revenues attributable to its domestic pay television cable services could be materially adversely affected due to reduced cable carriage and/or reduced buy rates. See Part II. Item 1. "Legal Proceedings."

     In January 1993, the Company received a General Notice from the United States Environmental Protection Agency (the "EPA") as a "potentially responsible party" ("PRP") in connection with a site identified as the Southern Lakes Trap & Skeet Club, apparently located at the Resort-Hotel in Lake Geneva, Wisconsin (the "Resort"), formerly owned by a subsidiary of the Company. The Resort was sold by the Company's subsidiary to LG Americana-GKP Joint Venture in 1982. Two other entities were also identified as PRPs in the notice. The notice relates to actions that may be ordered taken by the EPA to sample for and remove contamination in soils and sediments, purportedly caused by skeet shooting activities at the Resort property. During fiscal 1994, the EPA advised the Company of its position that the area of land requiring remediation is approximately twice the size of the initial site. The Company believes that it has established adequate reserves, which totaled $0.7 million at September 30, 1996, to cover the eventual cost of its anticipated share (based on an agreement with one of the other PRPs) of any remediation that may be agreed upon. The Company is also reviewing available defenses, insurance coverage and claims it may have against third parties.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
               (IN MILLIONS OF DOLLARS, EXCEPT PER SHARE AMOUNTS)


RESULTS OF OPERATIONS
---------------------

     The Company's revenues increased 6% to $66.2 for the quarter ended September 30, 1996 compared to $62.3 for the prior year quarter due to higher revenues from the Entertainment and Catalog Groups, primarily driven by increases from Playboy TV and the Collectors' Choice Music catalog, and from the international publishing and international product marketing businesses. Partially offsetting the above was a decline in domestic Publishing revenues.

     The Company reported operating income of $2.4 for the quarter ended September 30, 1996 compared to $1.4 in the prior year quarter principally due to an increase in operating income from the Entertainment Group, primarily due to significantly higher operating income for Playboy TV, and the Product Marketing Group, partially offset by a decline in operating income for the Publishing Group.

     Net income of $1.0, or $0.05 per share, was reported for both quarters ended September 30, 1996 and 1995, reflecting increased income tax expense as the current year quarter included a provision for federal income taxes of $0.7 compared to none in the prior year quarter. Net income, adjusted to eliminate federal income tax expense that will not be paid due to the Company's net operating loss carryforwards, was $1.7 million, or $0.08 per share, compared to $1.0 million, or $0.05 per share, in the prior year quarter.

     Several of the Company's businesses can experience variations in quarterly performance. As a result, the Company's performance in any quarterly period is not necessarily reflective of full-year or longer-term trends. For example, Playboy magazine newsstand revenues vary from issue to issue, with revenues generally higher for holiday issues and any issues including editorial or pictorial features that generate unusual public interest. Advertising revenues also vary from quarter to quarter, depending on product introductions by advertising customers, changes in advertising buying patterns and economic conditions. In addition, Entertainment Group revenues vary with the timing of sales to international customers, particularly the timing of new multiyear agreements to both program and supply programming for exclusive Playboy-branded time slots on overseas pay television services. To allow greater flexibility the Company modified how it programs its international networks effective with the fourth quarter of fiscal 1996. This modification results in the revenues from these networks now being recorded on a quarterly basis, which has the effect of smoothing out the fluctuations caused by recording a year's worth of programming sales in one quarter. Previously, the Company scheduled programming for a full year in the quarter during which the network was launched or an agreement was renewed, and recognized the full year of revenues in that quarter.

PUBLISHING GROUP

     The revenues and operating income of the Publishing Group were as follows for the periods indicated below:

                                            QUARTERS ENDED
                                             SEPTEMBER 30,
                                            --------------
                                             1996     1995
                                            -----     ----
       REVENUES
       Playboy Magazine....................  $24.1   $24.9
       Newsstand Specials and Other........    5.7     6.7
       International Publishing............    2.3     1.3
                                             -----   -----
          Total Revenues...................  $32.1   $32.9
                                             =====   =====


       OPERATING INCOME....................  $ 1.1   $ 2.8
                                             =====   =====

     Publishing Group revenues decreased 2%, or $0.8, for the quarter ended September 30, 1996 compared to the prior year. Playboy magazine circulation revenues increased 4%, or $0.6, for the quarter compared to the prior year due to 4% higher subscription revenues, and 3% higher newsstand revenues as favorable newsstand sales adjustments in the current year quarter related to prior years' issues were partially offset by 3% fewer U.S. and Canadian newsstand copies sold in the current year quarter. Playboy magazine advertising revenues decreased 19%, or $1.4, for the quarter ended September 30, 1996 compared to the prior year as a result of 18% fewer advertising pages. Advertising sales for the fiscal 1997 second quarter issues of the magazine are closed, and the Company expects to report 12% fewer advertising pages for the quarter compared to the prior year quarter. Revenues from newsstand specials and other decreased 15%, or $1.0, compared to the prior year principally as a result of fewer newsstand special copies sold in the current year quarter due to the mix of titles sold. International publishing revenues increased 83%, or $1.0, for the quarter ended September 30, 1996 compared to the prior year primarily due to revenues in the current year quarter related to the consolidation in March 1996 of VIPress Poland Sp. z o.o. ("VIPress"), which publishes the Polish edition of Playboy magazine.

     For the quarter ended September 30, 1996, Publishing Group operating income decreased $1.7, or 60%, compared to the prior year primarily due to the net decrease in revenues discussed above combined with higher production costs, including 7% higher average Playboy paper prices that were mostly offset by the decline in ad pages, as well as higher photo costs, plus costs in the current year quarter related to the consolidation of VIPress previously discussed. The Company expects average paper prices to be lower beginning in the second quarter compared to fiscal 1996.

ENTERTAINMENT GROUP

     The revenues and operating income of the Entertainment Group were as follows for the periods indicated below:

                                                                           QUARTERS ENDED
                                                                           SEPTEMBER 30,
                                                                          ----------------
                                                                           1996     1995
                                                                          -------  -------
     REVENUES
     Playboy TV:
      Cable.............................................................   $ 5.0    $ 5.6
      Satellite Direct-to-Home..........................................     5.1      3.3
      Other.............................................................     0.4      0.1
                                                                           -----    -----
     Total Playboy TV...................................................    10.5      9.0
     Domestic Home Video................................................     1.6      2.2
     International Television and Home Video............................     2.3      1.9
                                                                           -----    -----
        Total Playboy Businesses........................................    14.4     13.1
     AdulTVision........................................................     1.2      0.4
     Movies and Other...................................................     0.2      0.2
                                                                           -----    -----
        Total Revenues..................................................   $15.8    $13.7
                                                                           =====    =====

     OPERATING INCOME
     Profit Contribution Before Playboy Businesses Programming Expense..   $ 7.9    $ 5.8
     Playboy Businesses Programming Expense.............................    (4.4)    (4.6)
                                                                           -----    -----
        Total Operating Income..........................................   $ 3.5    $ 1.2
                                                                           =====    =====

     The following discussion focuses on the profit contribution of each business before Playboy businesses programming expense ("profit contribution").

Playboy TV

     For the quarter ended September 30, 1996, cable pay-per-view revenues of the Company's branded domestic pay television service, Playboy TV, were 9% lower primarily attributable to larger favorable adjustments, as reported by cable systems, in the prior year quarter. At September 30, 1996, Playboy TV was available to 11.0 million cable addressable homes, a 1% increase compared to September 30, 1995. Of the 11.0 million cable addressable homes, 4.1 million could receive Playboy TV on a 24-hour basis, a 32% increase compared to September 30, 1995.

Historically, buy rates in homes receiving Playboy TV on a 24-hour basis are higher than those receiving Playboy TV on only a ten-hour basis. Although the number of homes with 24-hour availability increased 0.2 million, or 5%, from June 30, 1996, new launches in cable systems did not offset some system drops leading to a 3% lower total number of cable addressable homes to which Playboy TV was available at September 30, 1996. The average annual increase in the number of total cable addressable homes to which Playboy TV was available over the last five complete fiscal years was 20%. A decline in the average number of subscribing households led to lower cable monthly subscription revenues for the quarter ended September 30, 1996.

     Management believes that the growth in cable access for the Company's domestic pay television businesses has slowed in recent years due to the effects of cable reregulation by the Federal Communications Commission ("FCC"), including the "going-forward rules" announced in fiscal 1995 which provide cable operators with incentives to add basic services. As cable operators have utilized available channel space to comply with "must-carry" provisions, mandated retransmission consent agreements and "leased access" provisions, competition for channel space has increased. Additionally, the delay of new technology, primarily digital set-top converters which would dramatically increase channel capacity, has contributed to the slowdown. Management believes that growth will continue to be affected in the near term as the cable television industry responds to the FCC's rules and subsequent modifications, and develops new technology. However, as addressable and digital technology becomes more widely available, the Company believes that ultimately its pay television networks will be available to the vast majority of cable homes. Management believes that the Telecommunications Act of 1996 (the "Act") as discussed in Part II. Item 1. "Legal Proceedings" has also slowed growth in cable access. In addition, the Company believes that if Section 505 of the Act were ultimately to be enforced, the Company's revenues attributable to its domestic pay television cable services could be materially adversely affected due to reduced cable carriage and/or reduced buy rates.

     Playboy TV satellite direct-to-home revenues were 55% higher for the quarter ended September 30, 1996 compared to the prior year due to higher DirecTV and PrimeStar revenues, as a result of increases in their addressable universes, partially offset by lower revenues from TVRO, or the big-dish market. Playboy TV was available to approximately 16.2 million cable addressable and satellite direct-to-home households, including approximately 375,000 monthly subscribers, at September 30, 1996, an increase of 11% compared to September 30, 1995.

     The current year quarter also included other revenues from licensing episodes of one of the Company's series to Showtime Networks Inc.

     Profit contribution for Playboy TV increased $2.4 for the quarter ended September 30, 1996 primarily due to the increase in revenues combined with lower marketing costs and no royalty expense related to the Company's former distributor in the current year quarter. Royalty payments were discontinued April 30, 1996, when the agreement ended.

Domestic Home Video

     Domestic home video revenues decreased $0.6 for the quarter ended September 30, 1996 compared to the prior year primarily due to anticipated lower revenues from a direct-response continuity series deal with Time Life Inc. A new continuity series featuring new products is expected to be introduced in fiscal 1997. Profit contribution decreased $0.8 for the quarter ended September 30, 1996 compared to the prior year primarily due to the decrease in revenues combined with the timing of costs related to an industry convention.

International Television and Home Video

     For the quarter ended September 30, 1996, revenues and profit contribution from the international television and home video business increased $0.4 and $0.3, respectively, compared to the prior year primarily due to home video sales to South Korea in the current year quarter. Variations in quarterly performance are caused by revenues and profit contribution from multiyear agreements being recognized depending upon the timing of program delivery, license periods and other factors. To allow greater flexibility the Company modified how it programs its international networks effective with the fourth quarter of fiscal 1996. See "Results of Operations."

Playboy Businesses Programming Expense

     Programming amortization expense associated with the Entertainment Group's Playboy businesses discussed above decreased $0.2 for the quarter ended September 30, 1996 compared to the prior year.

AdulTVision

     AdulTVision revenues increased $0.8 for the quarter ended September 30, 1996 compared to the prior year due to revenues in the current year quarter related to the September 1996 launch of a new channel in Latin America, combined with higher revenues from the domestic channel, which launched in July 1995, as a result of an increase in the addressable universe. For the quarter ended September 30, 1996, AdulTVision reported its first quarter of profitability, an improvement of $0.5 compared to the prior year quarter's loss, due to the increase in revenues, partially offset by higher distribution costs largely related to the launch in Latin America.

Movies and Other

     For the quarter ended September 30, 1996, revenues and operating income from movies and other businesses were stable compared to the prior year. The Entertainment Group's administrative expenses for the quarter ended September 30, 1996 increased $0.3 compared to the prior year.

PRODUCT MARKETING GROUP

     The revenues and operating income of the Product Marketing Group were as follows for the periods indicated below:

                                        QUARTERS ENDED
                                         SEPTEMBER 30,
                                        --------------
                                         1996    1995
                                        ------  ------
     REVENUES..........................  $ 2.2   $ 1.5
                                         =====   =====

     OPERATING INCOME..................  $ 1.3   $ 0.7
                                         =====   =====

     Product Marketing Group operating income for the quarter ended September 30, 1996 increased $0.6, or 85%, on a $0.7, or 48%, increase in revenues primarily due to 45% higher international product licensing royalties in the current year quarter, principally due to continuing strong sales in Asia.

CATALOG GROUP

     The revenues and operating income of the Catalog Group were as follows for the periods indicated below:

                                         QUARTERS ENDED
                                         SEPTEMBER 30,
                                         --------------
                                          1996    1995
                                         ------  ------

     REVENUES..........................   $16.1   $14.2
                                          =====   =====

     OPERATING INCOME..................   $ 0.5   $ 0.7
                                          =====   =====

     For the quarter ended September 30, 1996, revenues of the Catalog Group increased $1.9, or 14%, compared to the prior year primarily due to significantly higher sales from the Collectors' Choice Music catalog, principally due to higher circulation and promotions, combined with increased sales from the Critics' Choice Video catalog, largely due to a higher response rate. Partially offsetting these increases were lower sales from the Playboy catalog primarily due to a lower response rate and average order size in the current year quarter.

     Operating income for the quarter ended September 30, 1996 decreased $0.2, or 30%, compared to the prior year. The Collectors' Choice Music catalog reported higher operating income as the increased revenues were sufficient to absorb higher related costs and promotional expenses. Operating income for the Critics' Choice Video catalog was stable as the higher revenues were offset by higher related costs and promotional expenses. More than offsetting the above was lower operating income from the Playboy catalog, primarily due to the lower revenues, combined with higher administrative expenses for the group largely as a result of additional staffing.

CORPORATE ADMINISTRATION AND PROMOTION

     Corporate administration and promotion expense of $4.0 for the quarter ended September 30, 1996 remained stable compared to the prior year quarter.

CASINO GAMING

     In fiscal 1996 the Company announced plans to re-enter the casino gaming business. The Company, with a consortium of Greek investors, bid for and won an exclusive casino gaming license on the island of Rhodes, Greece. The Company's consortium executed the contract with the government in October 1996 and is presently renovating the approximately 85,000-square-foot property that will be the Playboy hotel casino, which is expected to open in calendar 1997. The Company is continuing to explore other casino gaming opportunities with a strategy to form joint-ventures with strong local partners, in which the Company would receive license fees for the use of the Playboy name and trademarks and consider taking equity positions.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

     At September 30, 1996, the Company had $1.0 in cash and cash equivalents and $8.0 in short-term borrowings, compared to $2.4 in cash and cash equivalents and $5.0 in short-term borrowings at June 30, 1996. The Company expects to meet its short-term and long-term cash requirements through its revolving credit agreement and cash generated from operations.

Cash Flows From Operating Activities

     Net cash used for operating activities was $4.0 for the quarter ended September 30, 1996 compared to $1.4 for the prior year quarter. The Company invested $7.7 in Company-produced and licensed entertainment programming during the first quarter of fiscal 1997 compared to $5.2 in the prior year quarter, and expects to invest approximately $22.0 in such programming during the remainder of fiscal 1997.

Cash Flows From Investing Activities

     Net cash used for investing activities was $0.5 for the quarter ended September 30, 1996.

Cash Flows From Financing Activities

     Net cash provided by financing activities was $3.1 for the quarter ended September 30, 1996 compared to $1.0 for the prior year quarter. This increase was principally due to a $2.0 higher increase in the level of short-term borrowings under the Company's revolving line of credit in the current year quarter.

Income Taxes

     Based on current tax law, the Company must generate approximately $13.2 of future taxable income prior to the expiration of the Company's net operating loss carryforwards ("NOLs") for full realization of the $4.5 net deferred tax asset recorded at June 30, 1996. At June 30, 1996, the Company had NOLs of $37.5 for tax purposes, with $0.8 expiring in 2001, $8.9 expiring in 2003, $8.2 expiring in 2004, $2.1 expiring in 2007, $1.1 expiring in 2008 and $16.4 expiring in 2009.

     Management continues to believe that it is more likely than not that a sufficient level of taxable income will be generated prior to the expiration of the Company's NOLs to realize the $4.5 net deferred tax asset recorded at June 30, 1996. The Company's net deferred tax asset declined to $4.1 at September 30, 1996 based on management's projection of fiscal 1997 taxable income. Following is a summary of the bases for management's belief that a valuation allowance of $28.0 at June 30, 1996 is adequate, and that it is more likely than not that the net deferred tax asset of $4.5 at June 30, 1996 will be realized:

 .    Management reviewed the components of the Company's NOLs and determined that they primarily resulted from several nonrecurring events, which were not indicative of the Company's ability to generate future earnings.

 .    The Publishing, Product Marketing and Catalog Groups continue to generate meaningful earnings, while the Company's substantial investments in the Entertainment Group resulted in significant earnings growth in fiscal 1996 and are anticipated to lead to increased earnings potential in fiscal 1997 and future years.

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

Other

     In January 1993, the Company received a General Notice from the United States Environmental Protection Agency (the "EPA") as a "potentially responsible party" ("PRP") in connection with a site identified as the Southern Lakes Trap & Skeet Club, apparently located at the Resort-Hotel in Lake Geneva, Wisconsin (the "Resort"), formerly owned by a subsidiary of the Company. The Resort was sold by the Company's subsidiary to LG Americana-GKP Joint Venture in 1982. Two other entities were also identified as PRPs in the notice. The notice relates to actions that may be ordered taken by the EPA to sample for and remove contamination in soils and sediments, purportedly caused by skeet shooting activities at the Resort property. During fiscal 1994, the EPA advised the Company of its position that the area of land requiring remediation is approximately twice the size of the initial site. The Company believes that it has established adequate reserves, which totaled $0.7 at September 30, 1996, to cover the eventual cost of its anticipated share (based on an agreement with one of the other PRPs) of any remediation that may be agreed upon. The Company is also reviewing available defenses, insurance coverage and claims it may have against third parties.

     The Company will implement the provisions of Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation ("Statement 123") in fiscal 1997. It is the Company's intention to adopt only the disclosure requirements of Statement 123.

                           PART II. OTHER INFORMATION

Item 1. Legal Proceedings
-------------------------

     On February 26, 1996, Playboy Entertainment Group, Inc., a subsidiary of the Company, filed a civil suit challenging Section 505 of The Telecommunications Act of 1996 (the "Act") which was passed by Congress and signed into law in February 1996. The Company believes that Section 505 is unconstitutional and unnecessary but fully supports Section 504 of the Act, which mandates that cable operators place full audio and video blocks on any channel, at no charge, at a customer's request. Certain provisions of the Act are directed exclusively at cable programming in general and adult cable programming in particular. In some cable systems, audio or momentary bits of video of premium or pay-per-view channels may accidentally become available to non-subscribing cable customers. This is called "bleeding." The practical effect of Section 505 of the Act would be to require cable systems to employ additional blocking technology in every household in every cable system that offers adult programming, whether or not customers request it or need it, to prevent any possibility of bleeding. In the alternative, Section 505 provides that a cable operator that does not employ additional blocking technology must restrict the period during which the programming is transmitted from 10:00 p.m. to 6:00 a.m. Penalties for violation of the Act are significant and include fines and imprisonment. Fifteen organizations representing a wide range of influential media, civil liberties and entertainment organizations filed friend of the court briefs supporting the Company's litigation. The suit names as defendants The United States of America, The United States Department of Justice, Attorney General Janet Reno and The Federal Communications Commission. On March 7, 1996, the Company was granted a Temporary Restraining Order ("TRO") staying the implementation and enforcement of Section 505. In granting the TRO, the court found that the Company had demonstrated it is likely to succeed on the merits of its claim that Section 505 is unconstitutional. On November 8, 1996, eight months after the TRO was granted, a three-judge panel in United States District Court in Wilmington, Delaware, denied the Company's request for a preliminary injunction against enforcement of Section 505 of the Act. The Company has appealed the panel's decision to the United States Supreme Court. The Company has filed a motion for an immediate stay to prohibit enforcement of the provision pending appeal. The Company believes that if Section 505 were ultimately to be enforced, the Company's revenues attributable to its domestic pay television cable services could be materially adversely affected due to reduced cable carriage and/or reduced buy rates.

Item 6. Exhibits and Reports on Form 8-K
----------------------------------------

(a)  Exhibits

     11  Computation of Earnings Per Common Share

     27  Financial Data Schedule

(b)  Reports on Form 8-K

     No reports on Form 8-K were filed during the quarter ended September 30, 1996.

                                 SIGNATURES


 Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                                   PLAYBOY ENTERPRISES, INC.
                                                   -------------------------
                                                         (Registrant)



Date   November 12, 1996                           By  /s/ Rebecca S. Maskey
      -------------------                              -------------------------
                                                         Rebecca S. Maskey
                                                         Senior Vice President,
                                                         Finance