Form 10-Q
period 1996-12-31
PLAYBOY ENTERPRISES INC
filed 1997-02-13
CIK 79114

               UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D.C. 20549

                                   FORM 10-Q



(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934
For the quarterly period ended December 31, 1996

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


                                (312) 751-8000
             (Registrant's telephone number, including area code)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.     YES  X      NO
                                          -----      -----

As of January 31, 1997, there were 4,748,954 shares of Class A Common Stock, par value $0.01 per share, and 15,580,306 shares of Class B Common Stock, par value $0.01 per share, outstanding.

                  PLAYBOY ENTERPRISES, INC. AND SUBSIDIARIES
                              INDEX TO FORM 10-Q

                             --------------------

                                                                  Page Number
                                                                  -----------
Part I.   Financial Information
          Condensed Consolidated Statements of Operations for the
          Quarters Ended December 31, 1996 and 1995 (unaudited)          3

          Condensed Consolidated Statements of Operations for the
          Six Months Ended December 31, 1996 and 1995 (unaudited)        4

          Condensed Consolidated Balance Sheets at December 31,
          1996 (unaudited) and June 30, 1996                             5

          Condensed Consolidated Statements of Cash Flows for the
          Six Months Ended December 31, 1996 and 1995 (unaudited)        6

          Notes to Condensed Consolidated Financial Statements         7-8

          Management's Discussion and Analysis of Financial
          Condition and Results of Operations                         9-15

Part II.  Other Information                                             16

                  PLAYBOY ENTERPRISES, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS for the Quarters Ended December 31 (Unaudited)
                   (In thousands, except per share amounts)


                                                          1996               1995
                                                        --------           --------

Net revenues                                            $ 79,779           $ 71,618
                                                        --------           --------

Costs and expenses:
 Cost of sales                                           (65,801)           (60,498)
 Selling and administrative expenses                      (8,713)            (8,266)
                                                        --------           --------
   Total costs and expenses                              (74,514)           (68,764)
                                                        --------           --------

     Operating income                                      5,265              2,854
                                                        --------           --------

Nonoperating income (expense):
 Investment income                                            15                 13
 Interest expense                                           (165)              (150)
 Other, net                                                  (23)                (8)
                                                        --------           --------
   Total nonoperating expense                               (173)              (145)
                                                        --------           --------

     Income before income taxes                            5,092              2,709

Income tax expense                                        (2,267)            (1,571)
                                                        --------           --------

     Net income                                         $  2,825           $  1,138
                                                        ========           ========

Weighted average number of common shares outstanding      20,321             19,990
                                                        ========           ========

Net income per common share                             $   0.14           $   0.06
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


                                                                       1996               1995
                                                                    ---------          ---------

Net revenues                                                        $ 146,003          $ 133,881
                                                                    ---------          ---------

Costs and expenses:
 Cost of sales                                                       (122,062)          (114,182)
 Selling and administrative expenses                                  (16,247)           (15,405)
                                                                    ---------          ---------
   Total costs and expenses                                          (138,309)          (129,587)
                                                                    ---------          ---------

     Operating income                                                   7,694              4,294
                                                                    ---------          ---------

Nonoperating income (expense):
 Investment income                                                         35                 29
 Interest expense                                                        (299)              (306)
 Other, net                                                               (98)               (34)
                                                                    ---------          ---------
   Total nonoperating expense                                            (362)              (311)
                                                                    ---------          ---------

     Income before income taxes                                         7,332              3,983

Income tax expense                                                     (3,470)            (1,833)
                                                                    ---------          ---------

     Net income                                                     $   3,862          $   2,150
                                                                    =========          =========

Weighted average number of common shares outstanding                   20,291             19,990
                                                                    =========          =========

Net income per common share                                         $    0.19          $    0.11
                                                                    =========          =========


The accompanying notes are an integral part of these consolidated financial statements.

                   PLAYBOY ENTERPRISES, INC. AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                       (In thousands, except share data)

                                                                 (Unaudited)
                                                                  Dec. 31,    June 30,
                                                                    1996        1996
                                                                 -----------  ---------
Assets
------
  Cash and cash equivalents                                        $  1,061   $  2,438
  Receivables, net of allowance for doubtful accounts of
   $3,490 and $3,009, respectively                                   34,956     29,110
  Inventories                                                        22,476     23,499
  Programming costs                                                  33,524     33,873
  Deferred subscription acquisition costs                            10,987      9,569
  Other current assets                                               12,770     10,420
                                                                   --------   --------
    Total current assets                                            115,774    108,909
                                                                   --------   --------

  Property and equipment, at cost                                    37,826     37,404
  Accumulated depreciation                                          (26,639)   (25,510)
                                                                   --------   --------
    Property and equipment, net                                      11,187     11,894
                                                                   --------   --------

  Programming costs - noncurrent                                      9,610      3,362
  Trademarks                                                         12,468     11,887
  Net deferred tax assets                                             1,975      4,191
  Other noncurrent assets                                            11,201     10,626
                                                                   --------   --------

  Total assets                                                     $162,215   $150,869
                                                                   ========   ========

Liabilities
-----------
  Short-term borrowings                                            $ 12,000   $  5,000
  Current financing obligations                                         344        340
  Accounts payable                                                   25,214     22,745
  Accrued salaries, wages and employee benefits                       4,126      6,941
  Reserves for losses on disposals of discontinued operations           689        707
  Income taxes payable                                                1,170        970
  Deferred revenues                                                  44,773     44,378
  Other liabilities and accrued expenses                              8,108      8,940
                                                                   --------   --------
    Total current liabilities                                        96,424     90,021

  Long-term financing obligations                                         -        347
  Other noncurrent liabilities                                        8,386      8,218
                                                                   --------   --------
    Total liabilities                                               104,810     98,586
                                                                   --------   --------

Shareholders' Equity
--------------------
  Common stock, $0.01 par value
   Class A - 7,500,000 shares authorized; 5,042,381 issued               50         50
   Class B - 30,000,000 shares authorized; 16,987,768 and
    16,477,143 issued, respectively                                     166        165
  Capital in excess of par value                                     37,478     36,323
  Retained earnings                                                  26,660     22,798
  Foreign currency translation adjustment                               (25)       (17)
  Less cost of treasury stock                                        (6,924)    (7,036)
                                                                   --------   --------
    Total shareholders' equity                                       57,405     52,283
                                                                   --------   --------

  Total liabilities and shareholders' equity                       $162,215   $150,869
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

                                                                             1996       1995*
                                                                           ---------  ---------
Cash Flows From Operating Activities
------------------------------------
Net income                                                                 $  3,862   $  2,150
Adjustments to reconcile net income to net cash
  provided by (used for) operating activities:
    Depreciation of property and equipment                                    1,135      1,196
    Amortization of intangible assets                                           903        872
    Amortization of investments in entertainment programming                  9,619      9,023
    Investments in entertainment programming                                (15,518)   (10,250)
    Net change in operating assets and liabilities                           (7,115)    (1,489)
    Net cash used for discontinued operations                                   (18)       (16)
    Other, net                                                                    6         15
                                                                           --------   --------
      Net cash provided by (used for) operating activities                   (7,126)     1,501
                                                                           --------   --------
Cash Flows From Investing Activities
-------------------------------------
Additions to property and equipment                                            (431)      (234)
Acquisitions and funding of equity interests in international ventures         (731)    (2,856)
Other, net                                                                      105        100
                                                                           --------   --------
      Net cash used for investing activities                                 (1,057)    (2,990)
                                                                           --------   --------

Cash Flows From Financing Activities
------------------------------------
Increase in short-term borrowings                                             7,000      1,500
Repayment of debt                                                              (350)      (350)
Proceeds from exercise of stock options                                          65          -
Proceeds from sales under employee stock purchase plan                           91          -
                                                                           --------   --------
      Net cash provided by financing activities                               6,806      1,150
                                                                           --------   --------

Net decrease in cash and cash equivalents                                    (1,377)      (339)

Cash and cash equivalents at beginning of period                              2,438      1,471
                                                                           --------   --------

Cash and cash equivalents at end of period                                 $  1,061   $  1,132
                                                                           ========   ========


* Certain reclassifications have been made to conform to the current year presentation.


The accompanying notes are an integral part of these consolidated financial statements.

                  PLAYBOY ENTERPRISES, INC. AND SUBSIDIARIES
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
       for the Quarters and Six Months Ended December 31, 1996 and 1995

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

(B)  INCOME TAXES
     ------------

     The Company's net deferred tax asset declined to $2.3 million at December 31, 1996 based on management's projection of fiscal 1997 taxable income. As reported in the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 1996, the significant components of the gross deferred tax asset include net operating loss, capital loss and tax credit carryforwards. Of the $2.3 million and $4.5 million net deferred tax assets included in the Condensed Consolidated Balance Sheets at December 31, 1996 and June 30, 1996, respectively, $0.3 million is included in "Other current assets" with the remainder segregated as "Net deferred tax assets".

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

     In order to fully realize the net deferred tax asset of $4.5 million recorded at June 30, 1996, the Company will need to generate future taxable income of approximately $13.2 million prior to the expiration, beginning in 2001, of the Company's net operating loss carryforwards. Management believes that it is more likely than not that the required amount of such taxable income will be realized. Management will periodically reconsider the assumptions utilized in the projection of future earnings and, if warranted, increase or decrease the amount of deferred tax benefits recognized through an adjustment to the valuation allowance.

(C)  INVENTORIES
     -----------

     Inventories, which are stated at the lower of cost (average cost, specific cost and first-in, first-out) or market, consisted of the following (in thousands):

                                                           Dec. 31,  June 30,
                                                             1996      1996
                                                           --------  --------

               Paper                                        $ 7,552   $10,771
               Editorial and other prepublication costs       5,801     6,566
               Merchandise finished goods                     9,123     6,162
                                                            -------   -------

               Total inventories                            $22,476   $23,499
                                                            =======   =======

(D)  TREASURY STOCK
     --------------

     Treasury stock consisted of 293,427 Class A common shares and 1,018,591 Class B common shares at December 31, 1996. At June 30, 1996, treasury stock consisted of 293,427 Class A common shares and 1,040,045 Class B common shares.

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

     In January 1993, the Company received a General Notice from the United States Environmental Protection Agency (the "EPA") as a "potentially responsible party" ("PRP") in connection with a site identified as the Southern Lakes Trap & Skeet Club, apparently located at the Resort-Hotel in Lake Geneva, Wisconsin (the "Resort"), formerly owned by a subsidiary of the Company. The Resort was sold by the Company's subsidiary to LG Americana-GKP Joint Venture in 1982. Two other entities were also identified as PRPs in the notice. The notice relates to actions that may be ordered taken by the EPA to sample for and remove contamination in soils and sediments, purportedly caused by skeet shooting activities at the Resort property. During fiscal 1994, the EPA advised the Company of its position that the area of land requiring remediation is approximately twice the size of the initial site. The Company believes that it has established adequate reserves, which totaled $0.7 million at December 31, 1996, to cover the eventual cost of its anticipated share (based on an agreement with one of the other PRPs) of any remediation that may be agreed upon. The Company is also reviewing available defenses, insurance coverage and claims it may have against third parties.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS
               OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
              (IN MILLIONS OF DOLLARS, EXCEPT PER SHARE AMOUNTS)


RESULTS OF OPERATIONS
---------------------

     The Company's revenues increased 11% to $79.8 for the quarter ended December 31, 1996 compared to $71.6 for the prior year quarter. Revenues were $146.0 for the six months ended December 31, 1996, a 9% increase over revenues of $133.9 for the six months ended December 31, 1995. These increases were primarily due to higher revenues from the Entertainment Group, principally driven by increases from Playboy TV, the Catalog Group and the international publishing and newsstand specials and other businesses. Partially offsetting the above were declines in Playboy magazine revenues.

     The Company reported operating income of $5.3 for the quarter ended December 31, 1996 compared to $2.9 in the prior year quarter. For the six months ended December 31, 1996, the Company had operating income of $7.7 compared to $4.3 in the prior year. These increases were principally due to increases in operating income for the Entertainment Group, primarily due to significantly higher operating income for Playboy TV, partially offset by declines in operating income for the Publishing Group.

     Net income for the quarter ended December 31, 1996 was $2.8, or $0.14 per share, compared to $1.1, or $0.06 per share, for the prior year quarter. For the six months ended December 31, 1996, net income was $3.9, or $0.19 per share, compared to $2.2, or $0.11 per share, for the six months ended December 31, 1995.

     Net income for the quarter ended December 31, 1996, adjusted to eliminate federal income tax expense that will not be paid due to the Company's net operating loss carryforwards ("tax-adjusted net income"), was $4.4, or $0.22 per share, compared to $2.2, or $0.11 per share, for the prior year quarter. For the six months ended December 31, 1996, tax-adjusted net income was $6.1, or $0.30 per share, compared to $3.2, or $0.16 per share, for the six months ended December 31, 1995.

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

PUBLISHING GROUP

     The revenues and operating income of the Publishing Group were as follows for the periods indicated below:


                                      QUARTERS            SIX MONTHS
                                        ENDED                ENDED
                                     DECEMBER 31,         DECEMBER 31,
                                     ------------         ------------
                                     1996   1995          1996    1995
                                     ----   ----          ----    ----

     REVENUES
     Playboy Magazine..............  $27.7  $29.3         $51.8   $54.1
     Newsstand Specials and Other..    5.8    4.2          11.4    10.9
     International Publishing......    2.8    1.3           5.2     2.6
                                     -----  -----         -----   -----
       Total Revenues..............  $36.3  $34.8         $68.4   $67.6
                                     =====  =====         =====   =====


     OPERATING INCOME                $ 2.6  $ 3.5         $ 3.7   $ 6.2
                                     =====  =====         =====   =====

     Publishing Group revenues increased 4%, or $1.5, and 1%, or $0.8, respectively, for the quarter and six months ended December 31, 1996 compared to the prior year. This was primarily due to strong revenue growth in international publishing and newsstand specials and other, including Playboy on-line, which more than offset Playboy magazine revenue declines principally due to both newsstand and advertising weakness. Playboy magazine circulation revenues for the quarter and six months ended December 31, 1996 decreased 5%, or $1.1, and 1%, or $0.4, respectively, compared to the prior year. These decreases were primarily due to 18% and 11% lower newsstand revenues, primarily due to 28% and 15% more U.S. and Canadian newsstand copies sold, respectively, in the prior year, when two exceptionally strong-selling issues were published. Partially offsetting the above were 7% and 6% higher subscription revenues, respectively, for the quarter and six-month periods. Playboy magazine advertising revenues for the quarter and six months ended December 31, 1996 decreased 6% and 12%, respectively, compared to the prior year primarily due to 12% and 15% fewer ad pages, respectively. Advertising sales for the fiscal 1997 third quarter issues of the magazine are closed, and the Company expects to report 8% more advertising pages for the quarter compared to the prior year quarter. Revenues from newsstand specials and other increased 37%, or $1.6, for the quarter ended December 31, 1996 primarily due to the mix of newsstand specials titles sold, combined with higher advertising revenues generated from Playboy on-line. For the six-month period, revenues from newsstand specials and other increased 5%, or $0.5, primarily due to higher advertising revenues generated from Playboy on-line, partially offset by lower revenues from newsstand specials primarily due to 8% fewer U.S. and Canadian newsstand copies sold in the current year.

     For the quarter and six months ended December 31, 1996, Publishing Group operating income decreased $0.9, or 24%, and $2.5, or 40%, compared to the prior year due to the net decreases in revenues for Playboy magazine discussed above combined with higher magazine manufacturing costs and operating expenses. For the quarter, the higher costs were largely due to an increase in the average book size. Partially offsetting the above were lower photo costs primarily as a result of a celebrity pictorial in the prior year quarter and 14% lower average paper prices in the current year quarter. For the six-month period, the higher costs were largely due to an increase in the average book size. Partially offsetting the above were lower advertising sales expense and 5% lower average paper prices in the current year. For the quarter and six-month periods, higher subscription expenses mostly offset the increases in subscription revenues referred to above.

     The higher revenues for newsstand specials and other for the second quarter, as discussed above, resulted in an increase in operating income and these favorable results partially reduced the first quarter comparative decline in operating income.

     International publishing operating income increased for both the quarter and six months ended December 31, 1996, respectively, compared to the prior year due to higher revenues.

ENTERTAINMENT GROUP

  The revenues and operating income of the Entertainment Group were as follows for the periods indicated below:

                                                     QUARTERS               SIX MONTHS
                                                      ENDED                   ENDED
                                                   DECEMBER 31,            DECEMBER 31,
                                                 ----------------        ----------------
                                                  1996      1995          1996      1995
                                                 ------    ------        ------    ------
     REVENUES
     Playboy TV:
      Cable....................................   $ 5.4     $ 5.2         $10.4     $10.8
      Satellite Direct-to-Home.................     4.9       4.0           9.9       7.2
      Other....................................     1.5       0.1           2.0       0.3
                                                  -----     -----         -----     -----
     Total Playboy TV..........................    11.8       9.3          22.3      18.3
     Domestic Home Video.......................     2.3       2.2           3.9       4.4
     International TV and Home Video...........     2.0       1.3           4.3       3.2
                                                  -----     -----         -----     -----
       Total Playboy Businesses................    16.1      12.8          30.5      25.9
     AdulTVision...............................     1.2       0.5           2.4       0.9
     Movies and Other..........................     0.8       0.4           1.0       0.7
                                                  -----     -----         -----     -----
       Total Revenues..........................   $18.1     $13.7         $33.9     $27.5
                                                  =====     =====         =====     =====

     OPERATING INCOME
     Profit Contribution Before
       Playboy Businesses Programming Expense..   $ 8.8     $ 4.8         $16.7     $10.7
     Playboy Businesses Programming Expense....    (4.6)     (4.1)         (9.0)     (8.8)
                                                  -----     -----         -----     -----
        Total Operating Income.................   $ 4.2     $ 0.7         $ 7.7     $ 1.9
                                                  =====     =====         =====     =====

  The following discussion focuses on the profit contribution of each Playboy business before Playboy businesses programming expense ("profit contribution").

Playboy TV

  For the quarter ended December 31, 1996, cable pay-per-view revenues of the Company's branded domestic pay television service, Playboy TV, were 12% higher primarily due to higher average buy rates combined with larger favorable adjustments, as reported by cable systems, in the current year quarter. Cable pay-per-view revenues were 1% higher for the six months ended December 31, 1996 primarily due to higher average buy rates, mostly offset by lower favorable adjustments, as reported by cable systems, in the current year. At December 31, 1996, Playboy TV was available to 11.2 million cable addressable homes, of which
4.5 million could receive Playboy TV on a 24-hour basis. The number of homes with 24-hour availability increased 1.2 million, or 36%, from December 31, 1995. However, new launches in cable systems were not sufficient to offset some system drops leading to a 1% lower total number of cable addressable homes to which Playboy TV was available at December 31, 1996 compared to the prior year. Historically, buy rates in homes receiving Playboy TV on a 24-hour basis are higher than those receiving Playboy TV on only a ten-hour basis. The number of total cable addressable homes to which Playboy TV was available at December 31, 1996 increased 2% from September 30, 1996, while homes with 24-hour availability increased 0.4 million, or 10%, over the same period. The average annual increase in the number of total cable addressable homes to which Playboy TV was available over the last five complete fiscal years was 20%. For the quarter and six months ended December 31, 1996, cable monthly subscription revenues decreased 17% and 16%, respectively, compared to the prior year largely due to a decline in the average number of subscribing households.

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

     Playboy TV satellite direct-to-home revenues were 22% and 37% higher for the quarter and six months ended December 31, 1996, respectively, compared to the prior year. These increases were primarily due to higher DirecTV and PrimeStar revenues, as a result of significant increases in their addressable universes, partially offset by lower revenues, as expected, from TVRO, or the big-dish market. Playboy TV was available to approximately 16.9 million cable addressable and satellite direct-to-home households, including approximately 380,000 monthly subscribers, at December 31, 1996, an increase of 10% compared to December 31, 1995.

     Other revenues increased $1.4 and $1.7 for the quarter and six months ended December 31, 1996, primarily due to licensing episodes of one of the Company's series to Showtime Networks Inc. ("Showtime") in the current year.

     Profit contribution for Playboy TV increased $2.7 and $5.1, respectively, for the quarter and six months ended December 31, 1996 primarily due to the net increases in revenues combined with no royalty expense related to the Company's former distributor in the current year. Royalty payments were discontinued April 30, 1996, when the agreement ended.

Domestic Home Video

     Domestic home video revenues increased $0.1 and decreased $0.5, respectively, for the quarter and six months ended December 31, 1996, compared to the prior year primarily due to higher net sales of new releases, more than offset for the six-month period by anticipated lower revenues from a direct-response continuity series deal with Time Life Inc. A new continuity series with Sony Music Direct, a different distributor, featuring new products has recently been introduced.

     Profit contribution increased $0.1 and decreased $0.8, respectively, on the increase and decrease, respectively, in revenues for the quarter and six months ended December 31, 1996. Also unfavorably impacting the six-month comparison was the timing of promotion costs.

International TV and Home Video

     For the quarter and six months ended December 31, 1996, profit contribution from the international TV and home video business increased $0.5 and $0.9, respectively, on $0.7 and $1.1 increases in revenues, respectively. These increases are primarily due to higher international TV revenues in the current year, largely from Playboy TV networks. Variations in quarterly performance are caused by revenues and profit contribution from multiyear agreements being recognized depending upon the timing of program delivery, license periods and other factors. To allow greater flexibility the Company modified how it programs its international networks effective with the fourth quarter of fiscal 1996. See "Results of Operations."

Playboy Businesses Programming Expense

     Programming amortization expense associated with the Entertainment Group's Playboy businesses discussed above increased $0.5 and $0.2, respectively, for the quarter and six months ended December 31, 1996, compared to the prior year primarily due to amortization in the current year related to the previously discussed licensing of episodes of one of the Company's series to Showtime.

AdulTVision

     AdulTVision revenues increased $0.7 and $1.5, respectively, for the quarter and six months ended December 31, 1996, compared to the prior year primarily due to revenues in the current year related to the September 1996 launch of a new channel in Latin America. Also contributing to the increases were higher revenues from the domestic channel, which launched in July 1995, as a result of an increase in the addressable universe.

     For the quarter and six months ended December 31, 1996, operating performance increased $0.3 and $0.8, respectively, primarily due to the increases in revenues, partially offset by higher distribution costs due to the launch in Latin America and an increase in domestic fees in the current year related to transferring to a new transponder.

Movies and Other

     For the quarter and six months ended December 31, 1996, operating income from movies and other businesses increased $0.2 for both periods on $0.4 and $0.3 increases in revenues, respectively. The Entertainment Group's administrative expenses for the quarter and six months ended December 31, 1996 decreased and increased $0.1 and $0.2, respectively, compared to the prior year.

PRODUCT MARKETING GROUP

     The revenues and operating income of the Product Marketing Group were as follows for the periods indicated below:

                          QUARTERS     SIX MONTHS
                            ENDED         ENDED
                         DECEMBER 31,  DECEMBER 31,
                         ------------  ------------
                         1996   1995   1996   1995
                         -----  -----  -----  -----

     REVENUES..........  $ 2.0  $ 2.3  $ 4.3  $ 3.8
                         =====  =====  =====  =====

     OPERATING INCOME..  $ 0.9  $ 1.2  $ 2.3  $ 1.9
                         =====  =====  =====  =====

     Revenues and operating income for the quarter ended December 31, 1996 both decreased $0.3 compared to the prior year quarter primarily due to lower international product licensing royalties, principally from Asia. For the six months ended December 31, 1996, revenues and operating income increased $0.5 and $0.4, respectively, primarily due to higher international product licensing royalties, principally from Asia. The timing of reporting of royalties from Asia contributed to the decreases for the quarter. Further, favorably impacting both the quarter and six-month period results were royalties in the current year related to the Company's new domestic line of cigars and lower international marketing costs.

CATALOG GROUP

     The revenues and operating income of the Catalog Group were as follows for the periods indicated below:

                          QUARTERS     SIX MONTHS
                            ENDED         ENDED
                         DECEMBER 31,  DECEMBER 31,
                         ------------  ------------
                         1996   1995   1996   1995
                         -----  -----  -----  -----

     REVENUES..........  $23.3  $20.8  $39.4  $35.0
                         =====  =====  =====  =====

     OPERATING INCOME..  $ 2.4  $ 1.9  $ 2.9  $ 2.6
                         =====  =====  =====  =====


     For the quarter and six months ended December 31, 1996, revenues of the Catalog Group increased 12% and 13%, respectively, compared to the prior year due to higher sales volume from all of the Company's catalogs, principally attributable to increased circulation. Additional promotions also contributed to the higher revenues from the Collectors' Choice Music catalog. Revenues from the Playboy catalog were also favorably impacted by current year sales from the Playboy Store, a version of the catalog on Playboy on-line.

     For the quarter and six months ended December 31, 1996, operating income increased 25% and 11%, respectively, compared to the prior year primarily due to higher operating income from the Critics' Choice Video and Playboy catalogs, as the increased revenues were sufficient to absorb higher related costs. The Critics' Choice Video catalog was also favorably impacted by lower paper prices. Operating income for the Collectors' Choice

Music catalog remained relatively stable for the quarter and six months ended December 31, 1996, as the increased revenues combined with lower paper prices were offset by higher related costs, principally due to significantly expanded circulation. Administrative expenses were higher for the group largely due to higher salary and related expenses. The Company recently purchased from the trustee in bankruptcy the customer list of the Time Warner Viewer's Edge catalog and expects to begin using the list in the third quarter of fiscal 1997.

CORPORATE ADMINISTRATION AND PROMOTION

     Corporate administration and promotion expenses of $4.9 and $8.9 for the quarter and six months ended December 31, 1996, respectively, both increased $0.5 compared to the prior year periods. These increases were primarily due to investment spending on corporate marketing, information resources and human resources.

CASINO GAMING

     In fiscal 1996 the Company announced plans to re-enter the casino gaming business. The Company, with a consortium of Greek investors, bid for and won an exclusive casino gaming license on the island of Rhodes, Greece. The Company's consortium executed the contract with the government in October 1996 and is presently renovating the approximately 85,000-square-foot property that will be the Playboy hotel casino, which is expected to open in calendar 1997. The Company is continuing to explore other casino gaming opportunities with a strategy to form joint ventures with strong local partners, in which the Company would receive license fees for the use of the Playboy name and trademarks and would consider taking equity positions.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

     At December 31, 1996, the Company had $1.1 in cash and cash equivalents and $12.0 in short-term borrowings, compared to $2.4 in cash and cash equivalents and $5.0 in short-term borrowings at June 30, 1996. At January 31, 1997, the Company's short-term borrowings were $5.0 million. The Company expects to meet its short-term and long-term cash requirements through its revolving credit agreement and cash generated from operations.

  Cash Flows From Operating Activities

     Net cash used for operating activities was $7.1 for the six months ended December 31, 1996 compared to net cash provided of $1.5 for the prior year period. Cash used for operating assets and liabilities was $7.1 in the current year period compared to $1.5 in the prior year. This increased use of cash was primarily due to an increase in cash used for accounts receivable, primarily in the Entertainment Group, principally due to the higher revenues in the current year period as discussed throughout "Results of Operations." In addition, the current year period had a use of cash for other current assets primarily related to the timing of prepaid production and postage costs for the Critics' Choice Video and Collectors' Choice Music catalogs. Further, cash used for other accrued liabilities in the current year compared to cash provided in the prior year was largely due to the timing of tax payments. There was also lower cash provided by accounts payable in the current year period primarily due to additional purchases of paper related to Playboy magazine in the prior year period in part to take advantage of favorable pricing. Partially offsetting the unfavorable variances discussed above was cash provided by inventories in the current year compared to a use of cash in the prior year primarily as a result of the additional paper purchases in the prior year combined with usage of paper in the current year. The Company invested $15.5 in Company-produced and licensed entertainment programming during the first six months of fiscal 1997 compared to $10.3 in the prior year period, and expects to invest approximately $16.6 in such programming during the remainder of fiscal 1997.

  Cash Flows From Investing Activities

     Net cash used for investing activities was $1.1 for the six months ended December 31, 1996 compared to $3.0 for the prior year period. The prior year included investments in equity interests of $2.9 in the first overseas Playboy TV channels in the United Kingdom and Japan, and in the casino gaming venture that was awarded an exclusive license on the island of Rhodes, Greece. This compares to $0.7 of investments in the current year period related to additional funding of the channel in the United Kingdom and an equity interest in the new Playboy TV and AdulTVision channels in Latin America.

  Cash Flows From Financing Activities

     Net cash provided by financing activities was $6.8 for the six months ended December 31, 1996 compared to $1.2 for the prior year period. This increase was principally due to a $5.5 higher increase in the level of short-term borrowings under the Company's revolving line of credit in the current year.

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

     Management continues to believe that it is more likely than not that a sufficient level of taxable income will be generated prior to the expiration of the Company's NOLs to realize the $4.5 net deferred tax asset recorded at June 30, 1996. The Company's net deferred tax asset declined to $2.3 at December 31, 1996 based on management's projection of fiscal 1997 taxable income. Following is a summary of the bases for management's belief that a valuation allowance of $28.0 at June 30, 1996 is adequate, and that it is more likely than not that the net deferred tax asset of $4.5 at June 30, 1996 will be realized:

 . In initially establishing the net deferred tax asset, management reviewed the components of the Company's NOLs and determined that they primarily resulted from several nonrecurring events, which were not indicative of the Company's ability to generate future earnings.

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

  Other

     In January 1993, the Company received a General Notice from the United States Environmental Protection Agency (the "EPA") as a "potentially responsible party" ("PRP") in connection with a site identified as the Southern Lakes Trap & Skeet Club, apparently located at the Resort-Hotel in Lake Geneva, Wisconsin (the "Resort"), formerly owned by a subsidiary of the Company. The Resort was sold by the Company's subsidiary to LG Americana-GKP Joint Venture in 1982. Two other entities were also identified as PRPs in the notice. The notice relates to actions that may be ordered taken by the EPA to sample for and remove contamination in soils and sediments, purportedly caused by skeet shooting activities at the Resort property. During fiscal 1994, the EPA advised the Company of its position that the area of land requiring remediation is approximately twice the size of the initial site. The Company believes that it has established adequate reserves, which totaled $0.7 at December 31, 1996, to cover the eventual cost of its anticipated share (based on an agreement with one of the other PRPs) of any remediation that may be agreed upon. The Company is also reviewing available defenses, insurance coverage and claims it may have against third parties.

     The Company will implement the provisions of Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation ("Statement 123") in fiscal 1997. It is the Company's intention to adopt only the disclosure requirements of Statement 123.

                           PART II. OTHER INFORMATION

Item 1. Legal Proceedings
-------------------------

     On February 26, 1996, Playboy Entertainment Group, Inc., a subsidiary of the Company, filed a civil suit challenging Section 505 of The Telecommunications Act of 1996 (the "Act") which was passed by Congress and signed into law in February 1996. The Company believes that Section 505 is unconstitutional and unnecessary but fully supports Section 504 of the Act, which mandates that cable operators place full audio and video blocks on any channel, at no charge, at a customer's request. Certain provisions of the Act are directed exclusively at cable programming in general and adult cable programming in particular. In some cable systems, audio or momentary bits of video of premium or pay-per-view channels may accidentally become available to non-subscribing cable customers. This is called "bleeding." The practical effect of Section 505 of the Act would be to require cable systems to employ additional blocking technology in every household in every cable system that offers adult programming, whether or not customers request it or need it, to prevent any possibility of bleeding. In the alternative, Section 505 provides that a cable operator that does not employ additional blocking technology must restrict the period during which the programming is transmitted from 10:00 p.m. to 6:00 a.m. Penalties for violation of the Act are significant and include fines and imprisonment. Fifteen organizations representing a wide range of influential media, civil liberties and entertainment organizations filed friend of the court briefs supporting the Company's litigation. The suit names as defendants The United States of America, The United States Department of Justice, Attorney General Janet Reno and The Federal Communications Commission. On March 7, 1996, the Company was granted a Temporary Restraining Order ("TRO") staying the implementation and enforcement of Section 505. In granting the TRO, the court found that the Company had demonstrated it is likely to succeed on the merits of its claim that Section 505 is unconstitutional. On November 8, 1996, eight months after the TRO was granted, a three-judge panel in United States District Court in Wilmington, Delaware (the "Court"), denied the Company's request for a preliminary injunction against enforcement of Section 505 of the Act. The Company has appealed the panel's decision to the United States Supreme Court. The Court has granted the Company's motion for a stay that prohibits enforcement of the provision pending appeal. The Company believes that if Section 505 were ultimately to be enforced, the Company's revenues attributable to its domestic pay television cable services could be materially adversely affected due to reduced cable carriage and/or reduced buy rates.

Item 6. Exhibits and Reports on Form 8-K
----------------------------------------

(a)  Exhibits

     11  Computation of Earnings Per Common Share

     27  Financial Data Schedule

(b)  Reports on Form 8-K

     No reports on Form 8-K were filed during the quarter ended December 31, 1996.

                                  SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                            PLAYBOY ENTERPRISES, INC.
                                            -------------------------
                                                    (Registrant)



Date   February 13, 1997                By   /s/ Rebecca S. Maskey
      --------------------                   ------------------------------
                                                 Rebecca S. Maskey
                                                 Senior Vice President,
                                                 Finance