Form 10-Q/A
period 1996-12-31
PLAYBOY ENTERPRISES INC
filed 1997-05-07
CIK 79114

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                  FORM 10-Q/A

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 31, 1996

                                      OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ___________ to ___________

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

                               Yes   x   No ___
                                   -----

     As of January 31, 1997, there were 4,748,954 shares of Class A Common Stock, par value $0.01 per share, and 15,580,306 shares of Class B Common Stock, par value $0.01 per share, outstanding.

     This Form 10-Q/A is being filed for the purpose of adding to "Part II. Other Information" in the Form 10-Q for the quarterly period ended December 31, 1996 of Playboy Enterprises, Inc. (the "Company") the following Item 4.

Item 4.  Submission of Matters to a Vote of Security Holders.
------------------------------------------------------------

     The Company's annual meeting of shareholders was held on November 13, 1996. At the meeting, the following director nominees were elected:

        Nominee                        Votes                Withheld
        -------                        -----                --------
Dennis S. Bookshester                4,470,856                42,870
David I. Chemerow                    4,470,855                42,871
Christie Hefner                      4,470,906                42,820
Sol Rosenthal                        4,470,844                42,882
Richard S. Rosenzweig                4,470,844                42,882
Sir Brian Wolfson                    4,470,831                42,895

Also at the meeting, the shareholders approved, with voting as set forth below,
(i) amendments to and restatement of the Company's 1995 Stock Incentive Plan (the "1995 Plan Amendments"), (ii) the Company's Employee Stock Purchase Plan (the "Purchase Plan"), (iii) the Company's Incentive Compensation Plan for Anthony J. Lynn (the "Lynn Plan"), (iv) the Company's Incentive Compensation Plan for Herbert M. Laney (the "Laney Plan"), and (v) ratification of Coopers & Lybrand L.L.P. as independent auditors ("Auditors"):

                   Votes     Votes    Votes
    Matter          For     Against  Withheld  Non-Vote
    ------          ---     -------  --------  --------
1995 Plan
Amendments       3,832,314  200,926     4,551   475,935

Purchase Plan    3,984,970   49,050     3,771   475,935

Lynn Plan        4,453,692   54,988     4,038       N/A

Laney Plan       4,453,692   54,825     5,209       N/A

Auditors         4,469,965   41,770     1,991       N/A

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

                              PLAYBOY ENTERPRISES, INC.
                              -------------------------
                                    (Registrant)


Date: May 7, 1997        By: s/Rebecca S. Maskey
                             -----------------------------------------
                                    Rebecca S. Maskey
                                    Senior Vice President, Finance