Form 10-Q
period 1997-03-31
PLAYBOY ENTERPRISES INC
filed 1997-05-12
CIK 79114

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q



(Mark One)


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 1997

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

     As of April 30, 1997, there were 4,748,954 shares of Class A Common Stock, par value $0.01 per share, and 15,594,029 shares of Class B Common Stock, par value $0.01 per share, outstanding.

                   PLAYBOY ENTERPRISES, INC. AND SUBSIDIARIES
                               INDEX TO FORM 10-Q

                                  ____________

                                                                   Page Number
                                                                   -----------


Part I.   Financial Information

          Condensed Consolidated Statements of Operations for the
          Quarters Ended March 31, 1997 and 1996 (Unaudited)              3

          Condensed Consolidated Statements of Operations for the
          Nine Months Ended March 31, 1997 and 1996 (Unaudited)           4

          Condensed Consolidated Balance Sheets at March 31,
          1997 (Unaudited) and June 30, 1996                              5

          Condensed Consolidated Statements of Cash Flows for the
          Nine Months Ended March 31, 1997 and 1996 (Unaudited)           6

          Notes to Condensed Consolidated Financial Statements          7-8

          Management's Discussion and Analysis of Financial
          Condition and Results of Operations                          9-16

Part II.  Other Information                                           17-18

                  PLAYBOY ENTERPRISES, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                  for the Quarters Ended March 31 (Unaudited)
                   (In thousands, except per share amounts)



                                                             1997        1996
                                                           ---------  ----------

Net revenues                                               $ 73,247    $ 66,257
                                                           --------    --------

Costs and expenses:
  Cost of sales                                             (58,853)    (56,702)
  Selling and administrative expenses                        (9,727)     (7,720)
                                                           --------    --------
    Total costs and expenses                                (68,580)    (64,422)
                                                           --------    --------

      Operating income                                        4,667       1,835
                                                           --------    --------

Nonoperating income (expense):
  Investment income                                              17          12
  Interest expense                                              (87)       (202)
  Other, net                                                   (193)       (103)
                                                           --------    --------
    Total nonoperating expense                                 (263)       (293)
                                                           --------    --------

      Income before income taxes                              4,404       1,542

Income tax expense                                           (1,894)       (866)
                                                           --------    --------

      Net income                                           $  2,510    $    676
                                                           ========    ========

Weighted average number of common shares outstanding         20,330      20,007
                                                           ========    ========

Net income per common share                                $   0.12    $   0.03
                                                           ========    ========

The accompanying notes are an integral part of these consolidated financial statements.

                  PLAYBOY ENTERPRISES, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS for the Nine Months Ended March 31 (Unaudited)
                   (In thousands, except per share amounts)


                                                           1997         1996
                                                        ---------     ---------

Net revenues                                            $ 219,250     $ 200,138
                                                        ---------     ---------

Costs and expenses:
  Cost of sales                                          (180,915)     (170,884)
  Selling and administrative expenses                     (25,974)      (23,125)
                                                        ---------     ---------
    Total costs and expenses                             (206,889)     (194,009)
                                                        ---------     ---------

      Operating income                                     12,361         6,129
                                                        ---------     ---------

Nonoperating income (expense):
  Investment income                                            52            41
  Interest expense                                           (386)         (508)
  Other, net                                                 (291)         (137)
                                                        ---------     ---------
    Total nonoperating expense                               (625)         (604)
                                                        ---------     ---------

      Income before income taxes                           11,736         5,525

Income tax expense                                         (5,364)       (2,699)
                                                        ---------     ---------

      Net income                                        $   6,372     $   2,826
                                                        =========     =========

Weighted average number of common shares outstanding       20,304        19,996
                                                        =========     =========


Net income per common share                             $    0.31     $    0.14
                                                        =========     =========


The accompanying notes are an integral part of these consolidated financial statements.

                   PLAYBOY ENTERPRISES, INC. AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                       (In thousands, except share data)

                                                                 (Unaudited)
                                                                  March 31,   June 30,
                                                                    1997        1996
                                                                 -----------  --------
Assets
------
  Cash and cash equivalents                                        $  2,001   $  2,438
  Receivables, net of allowance for doubtful accounts of
   $3,757 and $3,009, respectively                                   31,441     29,110
  Inventories                                                        21,942     23,499
  Programming costs                                                  32,745     33,873
  Deferred subscription acquisition costs                            11,937      9,569
  Other current assets                                               12,063     10,420
                                                                   --------   --------
    Total current assets                                            112,129    108,909
                                                                   --------   --------

  Property and equipment, at cost                                    37,951     37,404
  Accumulated depreciation                                          (27,208)   (25,510)
                                                                   --------   --------
    Property and equipment, net                                      10,743     11,894
                                                                   --------   --------

  Programming costs - noncurrent                                     12,916      3,362
  Trademarks                                                         13,084     11,887
  Net deferred tax assets                                               649      4,191
  Other noncurrent assets                                            11,338     10,626
                                                                   --------   --------

  Total assets                                                     $160,859   $150,869
                                                                   ========   ========

Liabilities
-----------
  Short-term borrowings                                            $  5,000   $  5,000
  Current financing obligations                                         345        340
  Accounts payable                                                   23,589     22,745
  Accrued salaries, wages and employee benefits                       6,479      6,941
  Reserves for losses on disposals of discontinued operations           670        707
  Income taxes payable                                                1,120        970
  Deferred revenues                                                  48,291     44,378
  Other liabilities and accrued expenses                              7,024      8,940
                                                                   --------   --------
    Total current liabilities                                        92,518     90,021

  Long-term financing obligations                                         -        347
  Other noncurrent liabilities                                        8,395      8,218
                                                                   --------   --------
    Total liabilities                                               100,913     98,586
                                                                   --------   --------

Shareholders' Equity
--------------------
  Common stock, $0.01 par value
   Class A - 7,500,000 shares authorized; 5,042,381 issued               50         50
   Class B - 30,000,000 shares authorized; 16,989,018 and
    16,477,143 issued, respectively                                     166        165
  Capital in excess of par value                                     37,519     36,323
  Retained earnings                                                  29,170     22,798
  Foreign currency translation adjustment                               (55)       (17)
  Less cost of treasury stock                                        (6,904)    (7,036)
                                                                   --------   --------
    Total shareholders' equity                                       59,946     52,283
                                                                   --------   --------

  Total liabilities and shareholders' equity                       $160,859   $150,869
                                                                   ========   ========

The accompanying notes are an integral part of these consolidated financial statements.

                  PLAYBOY ENTERPRISES, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS for the Nine Months Ended March 31 (Unaudited)
                                (In thousands)

                                                                             1997       1996
                                                                           ---------  ---------
 Cash Flows From Operating Activities
 ------------------------------------
 Net income                                                                $  6,372   $  2,826
 Adjustments to reconcile net income to net cash
  provided by (used for) operating activities:
    Depreciation of property and equipment                                    1,711      1,794
    Amortization of intangible assets                                         1,386      1,323
    Amortization of investments in entertainment programming                 14,538     13,857
    Investments in entertainment programming                                (22,964)   (19,002)
    Net change in operating assets and liabilities                              301     (3,846)
    Net cash used for discontinued operations                                   (37)       (41)
    Other, net                                                                  (11)        22
                                                                           --------   --------
    Net cash provided by (used for) operating activities                      1,296     (3,067)
                                                                           --------   --------

 Cash Flows From Investing Activities
 ------------------------------------
 Additions to property and equipment                                           (570)      (471)
 Acquisitions and funding of equity interests in international ventures      (1,150)    (3,180)
 Other, net                                                                     125        150
                                                                           --------   --------
     Net cash used for investing activities                                  (1,595)    (3,501)
                                                                           --------   --------

 Cash Flows From Financing Activities
 ------------------------------------
 Increase in short-term borrowings                                                -      5,500
 Repayment of debt                                                             (350)      (350)
 Proceeds from exercise of stock options                                         77        161
 Proceeds from sales under employee stock purchase plan                         135          -
                                                                           --------   --------
     Net cash provided by (used for) financing activities                      (138)     5,311
                                                                           --------   --------

 Net decrease in cash and cash equivalents                                     (437)    (1,257)

 Cash and cash equivalents at beginning of period                             2,438      1,471
                                                                           --------   --------
 Cash and cash equivalents at end of period                                $  2,001   $    214
                                                                           ========   ========

The accompanying notes are an integral part of these consolidated financial statements.

                  PLAYBOY ENTERPRISES, INC. AND SUBSIDIARIES
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(A)  BASIS OF PREPARATION
     --------------------

  The financial information included herein is unaudited, but in the opinion of management, reflects all adjustments (which include only normal recurring adjustments) necessary for a fair presentation of the results for the interim periods. The interim results of operations and cash flows are not necessarily indicative of such results and cash flows for the entire year. These financial statements should be read in conjunction with the financial statements and notes thereto contained in the Annual Report on Form 10-K for the fiscal year ended June 30, 1996 (the "1996 Form 10-K") of Playboy Enterprises, Inc. and Subsidiaries (the "Company").

(B)  INCOME TAXES
     ------------

  The Company's net deferred tax asset declined to $0.9 million at March 31, 1997 based on taxable income for the current quarter and management's projection of fiscal 1997 taxable income. As reported in the Company's 1996 Form 10-K, the significant components of the gross deferred tax asset include net operating loss, capital loss and tax credit carryforwards. Of the $0.9 million and $4.5 million net deferred tax assets included in the Condensed Consolidated Balance Sheets at March 31, 1997 and June 30, 1996, respectively, $0.3 million is included in "Other current assets" with the remainder segregated as "Net deferred tax assets".

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

(C)  INVENTORIES
     -----------

  Inventories, which are stated at the lower of cost (average cost, specific cost and first-in, first-out) or market, consisted of the following (in thousands):

                                                   March 31,  June 30,
                                                     1997       1996
                                                   ---------  --------
       Paper                                         $ 6,951   $10,771
       Editorial and other prepublication costs        5,651     6,566
       Merchandise finished goods                      9,340     6,162
                                                     -------   -------

       Total inventories                             $21,942   $23,499
                                                     =======   =======

(D)  TREASURY STOCK
     --------------

  Treasury stock consisted of 293,427 Class A common shares and 1,014,848 Class B common shares at March 31, 1997. At June 30, 1996, treasury stock consisted of 293,427 Class A common shares and 1,040,045 Class B common shares.

(E)  ACCOUNTING STANDARDS
     --------------------

  The Company will implement the provisions of Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation ("Statement 123") in fiscal 1997. It is the Company's intention to adopt only the disclosure requirements of Statement 123.

  The Company will implement the provisions of Statement of Financial Accounting Standards No. 128, Earnings per Share ("Statement 128") for financial statements issued for periods ending after December 15, 1997. Statement 128 simplifies the previous standards for computing earnings per share ("EPS"), replacing the presentation of primary EPS with a presentation of basic EPS. It also requires dual presentation of basic and diluted EPS on the face of the income statement for all entities with complex capital structures, which applies to the Company. Management believes that adoption of Statement 128 will not have a material impact on the Company's EPS amounts.

(F)  CONTINGENCIES
     -------------

  In February 1996, the Company filed suit challenging Section 505 of the Telecommunications Act of 1996 which, among other things, regulates the cable transmission of adult programming, such as the Company's domestic pay television programs. Management believes that the Company's revenues attributable to its domestic pay television cable services could be materially adversely affected as a result of enforcement of Section 505, which will commence on May 18, 1997, due to reduced buy rates from the systems that roll back carriage to a 10:00 p.m. start time and possibly reduced carriage from cable operators due to aggressive competition for carriage from all program suppliers, in particular basic cable networks that frequently pay cash guarantees for carriage. At this point, the feedback the Company has received from the cable operators indicates that the Entertainment Group's annual revenue shortfall will be in the $4 million-to-$5 million range, consistent with the testimony that Tony Lynn, president of Playboy Entertainment Group, Inc., gave during the Company's initial court challenge in Delaware in spring of 1996. See Part II. Item 1. "Legal Proceedings."

  In January 1993, the Company received a General Notice from the United States Environmental Protection Agency (the "EPA") as a "potentially responsible party" ("PRP") in connection with a site identified as the Southern Lakes Trap & Skeet Club, apparently located at the Resort-Hotel in Lake Geneva, Wisconsin (the "Resort"), formerly owned by a subsidiary of the Company. The Resort was sold by the Company's subsidiary to LG Americana-GKP Joint Venture in 1982. Two other entities were also identified as PRPs in the notice. The notice relates to actions that may be ordered taken by the EPA to sample for and remove contamination in soils and sediments, purportedly caused by skeet shooting activities at the Resort property. During fiscal 1994, the EPA advised the Company of its position that the area of land requiring remediation is approximately twice the size of the initial site. The Company believes that it has established adequate reserves, which totaled $0.7 million at March 31, 1997, to cover the eventual cost of its anticipated share (based on an agreement with one of the other PRPs) of any remediation that may be agreed upon. The Company is also reviewing available defenses, insurance coverage and claims it may have against third parties.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
               (IN MILLIONS OF DOLLARS, EXCEPT PER SHARE AMOUNTS)


RESULTS OF OPERATIONS
---------------------

     The Company's revenues increased 11% to $73.2 for the quarter ended March 31, 1997 compared to $66.3 for the prior year quarter. Revenues were $219.3 for the nine months ended March 31, 1997, a 10% increase over revenues of $200.1 for the nine months ended March 31, 1996. These increases were primarily due to higher revenues from the Entertainment Group, largely driven by increases from Playboy TV. Also contributing to the increases were higher revenues from the Catalog Group and the international publishing and newsstand specials and other businesses. Partially offsetting the above for the nine-month period was a decline in Playboy magazine revenues.

     The Company reported operating income of $4.7 for the quarter ended March 31, 1997 compared to $1.8 in the prior year quarter. For the nine months ended March 31, 1997, the Company had operating income of $12.4 compared to $6.1 in the prior year. These increases were principally due to increases in operating income for the Entertainment Group, primarily due to significantly higher operating income for Playboy TV, partially offset by higher Corporate Administration and Promotion expenses, largely due to investment spending on corporate marketing. Also unfavorably impacting the nine-month comparison was a decline in operating income for the Publishing Group.

     Net income for the quarter ended March 31, 1997 was $2.5, or $0.12 per share, compared to $0.7, or $0.03 per share, for the prior year quarter. For the nine months ended March 31, 1997, net income was $6.4, or $0.31 per share, compared to $2.8, or $0.14 per share, for the nine months ended March 31, 1996.

     Net income for the quarter ended March 31, 1997, adjusted to eliminate federal income tax expense that will not be paid due to the Company's net operating loss carryforwards ("tax-adjusted net income"), was $3.8, or $0.19 per share, compared to $1.2, or $0.06 per share, for the prior year quarter. For the nine months ended March 31, 1997, tax-adjusted net income was $9.9, or $0.49 per share, compared to $4.4, or $0.22 per share, for the nine months ended March 31, 1996.

     Several of the Company's businesses can experience variations in quarterly performance. As a result, the Company's performance in any quarterly period is not necessarily reflective of full-year or longer-term trends. For example, Playboy magazine newsstand revenues vary from issue to issue, with revenues generally higher for holiday issues and any issues including editorial or pictorial features that generate unusual public interest. Advertising revenues also vary from quarter to quarter, depending on product introductions by advertising customers, changes in advertising buying patterns and economic conditions. In addition, Entertainment Group revenues vary with the timing of sales to international customers, particularly on a tier basis. To allow greater flexibility the Company modified how it programs its international networks effective with the fourth quarter of fiscal 1996. This modification results in the revenues from these networks now being recorded on a quarterly basis, which has the effect of smoothing out the fluctuations caused by recording a year's worth of programming sales in one quarter. Previously, the Company scheduled programming for a full year in the quarter during which the network was launched or an agreement was renewed, and recognized the full year of revenues in that quarter.

PUBLISHING GROUP

     The revenues and operating income of the Publishing Group were as follows for the periods indicated below:


                                       QUARTERS     NINE MONTHS
                                        ENDED          ENDED
                                       MARCH 31,     MARCH 31,
                                     ------------  -------------
                                     1997   1996    1997   1996
                                     -----  -----  ------  -----

     REVENUES
     Playboy Magazine..............  $24.3  $24.5  $ 76.1  $78.6
     Newsstand Specials and Other..    5.5    4.2    17.0   15.1
     International Publishing......    2.4    1.7     7.6    4.3
                                     -----  -----  ------  -----
       Total Revenues..............  $32.2  $30.4  $100.7  $98.0
                                     =====  =====  ======  =====

  OPERATING INCOME.................  $ 1.5  $ 1.5  $  5.2  $ 7.7
                                     =====  =====  ======  =====

     Publishing Group revenues increased 6%, or $1.8, and 3%, or $2.7, respectively, for the quarter and nine months ended March 31, 1997 compared to the prior year. This was due to continued strong revenue growth in the international publishing and newsstand specials and other businesses, including Playboy on-line, partially offset by lower Playboy magazine revenues. Playboy magazine circulation revenues for the quarter and nine months ended March 31, 1997 decreased 7%, or $1.4, and 3%, or $1.8, respectively, compared to the prior year. These decreases were primarily due to 19% and 13% lower newsstand revenues, primarily due to favorable newsstand sales adjustments related to prior issues in the prior year quarter, and 17% more U.S. and Canadian newsstand copies sold in the prior year nine-month period, respectively, when two exceptionally strong-selling issues were published. Subscription revenues were essentially stable for the quarter, and increased 4% for the nine-month period. Both the quarter and nine-month periods were impacted by lower revenues from the rental of Playboy magazine's subscriber list. Playboy magazine advertising revenues for the quarter ended March 31, 1997 increased 23% compared to the prior year quarter primarily due to an increase in average net revenue per page principally due to the mix of pages sold, combined with 7% more ad pages in the current year quarter. For the nine-month period, advertising revenues decreased 3% compared to the prior year primarily due to 9% fewer ad pages, partially offset by higher average net revenue per page, principally due to the mix of pages sold. Advertising sales for the fiscal 1997 fourth quarter issues of the magazine are closed, and the Company expects to report 19% more ad pages for the quarter compared to the prior year quarter, resulting in an expected 2% decrease in ad pages for fiscal 1997 compared to the prior fiscal year.

     Revenues from newsstand specials and other increased 32%, or $1.3, and 12%, or $1.9, respectively, for the quarter and nine months ended March 31, 1997 primarily due to the publication of an additional newsstand special in the current year periods, combined with higher advertising revenues generated from Playboy on-line. Additionally, for the nine-month period, a higher average newsstand special price was mostly offset by 4% lower average U.S. and Canadian newsstand copies sold in the current year.

     International publishing revenues were higher for the quarter and nine months ended March 31, 1997 principally due to revenues in the current year related to the purchase of additional equity in March 1996 of VIPress Poland Sp. z o.o. ("VIPress"), which publishes the Polish edition of Playboy magazine, which resulted in its consolidation. Additionally, licensing royalties were lower and higher for the quarter and nine-month periods, respectively, compared to the prior year.

     For the quarter ended March 31, 1997, Publishing Group operating income remained stable compared to the prior year. The net increase in revenues discussed above combined with lower manufacturing costs, primarily due to lower average paper prices, were offset by higher related direct costs, and higher operating and administrative expenses.

     For the nine months ended March 31, 1997, Publishing Group operating income decreased $2.5, or 33%, compared to the prior year despite lower manufacturing costs, principally due to lower average paper prices, primarily due to the previously discussed lower newsstand revenues.

     The National Defense Authorization Act of 1997 was signed into law in September 1996. One section of that legislation that began as the Military Honor and Decency Act (the "Military Act") bans the sale or rental of sexually oriented written or videotaped material on property under the jurisdiction of the Department of Defense. A Federal Court has permanently enjoined enforcement of the Military Act and has prohibited the Department of Defense from changing its acquisition and stocking practices based on the Military Act. The government has filed an appeal and a decision by the Appellate Court is pending. The Military Act, if applicable to the Company's products and enforceable, would prohibit the sale of Playboy magazine, newsstand specials and videos at commissaries, PX's and ship stores, and would adversely affect a portion of the Company's sales attributable to such products. Based on preliminary estimates and current sales levels at such locations, the Company believes that any such impact would be immaterial.

ENTERTAINMENT GROUP

     The revenues and operating income of the Entertainment Group were as follows for the periods indicated below:

                                                    QUARTERS       NINE MONTHS
                                                     ENDED            ENDED
                                                   MARCH 31,        MARCH 31,
                                                 -------------   ---------------
                                                 1997    1996     1997     1996
                                                 -----   -----   ------   ------
     REVENUES
     Playboy TV:
      Cable....................................  $ 5.7   $ 5.5   $ 16.1   $ 16.4
      Satellite Direct-to-Home.................    6.1     4.5     16.0     11.8
      Other....................................    0.2     0.2      2.2      0.4
                                                 -----   -----   ------   ------
     Total Playboy TV..........................   12.0    10.2     34.3     28.6
     Domestic Home Video.......................    3.2     2.9      7.1      7.3
     International TV and Home Video...........    2.3     1.0      6.6      4.2
                                                 -----   -----   ------   ------
       Total Playboy Businesses................   17.5    14.1     48.0     40.1
     AdulTVision...............................    1.1     0.5      3.4      1.3
     Movies and Other..........................    0.6     0.5      1.7      1.2
                                                 -----   -----   ------   ------
       Total Revenues..........................  $19.2   $15.1   $ 53.1   $ 42.6
                                                 =====   =====   ======   ======

     OPERATING INCOME
     Profit Contribution Before
       Playboy Businesses Programming Expense..  $10.7   $ 6.5   $ 27.4   $ 17.1
     Playboy Businesses Programming Expense....   (4.5)   (4.7)   (13.5)   (13.4)
                                                 -----   -----   ------   ------
        Total Operating Income.................  $ 6.2   $ 1.8   $ 13.9   $  3.7
                                                 =====   =====   ======   ======

     The following discussion focuses on the profit contribution of each Playboy business before Playboy businesses programming expense ("profit contribution").

Playboy TV

     For the quarter ended March 31, 1997, cable pay-per-view revenues of the Company's branded domestic pay television service, Playboy TV, were 13% higher primarily due to higher average buy rates combined with larger favorable adjustments, as reported by cable systems, in the current year quarter. Cable pay-per-view revenues were 5% higher for the nine months ended March 31, 1997 primarily due to higher average buy rates in the current year. At March 31, 1997, Playboy TV was available to 11.0 million cable addressable households, of which 4.9 million could receive Playboy TV on a 24-hour basis. The number of households with 24-hour availability increased 1.3 million, or 36%, from March 31, 1996. However, new launches in cable systems were not sufficient to offset some system drops leading to a 3% lower total number of cable addressable households to which Playboy TV was available at March 31, 1997 compared to the prior year. Historically, buy rates in households receiving Playboy

TV on a 24-hour basis are higher than those receiving Playboy TV on only a ten-hour basis. The number of total cable addressable households to which Playboy TV was available at March 31, 1997 decreased 2% from December 31, 1996, while households with 24-hour availability increased 0.4 million, or 9%, over the same period. The average annual increase in the number of total cable addressable households to which Playboy TV was available over the last five complete fiscal years was 20%. For both the quarter and nine months ended March 31, 1997, cable monthly subscription revenues decreased 16% compared to the prior year primarily due to the same system drops as discussed above which resulted in a decline in the average number of subscribing households.

     Management believes that the Company's revenues attributable to its domestic pay television cable services could be materially adversely affected as a result of enforcement of Section 505 of the Telecommunications Act of 1996, which will commence on May 18, 1997, due to reduced buy rates from the systems that roll back carriage to a 10:00 p.m. start time and possibly reduced carriage from cable operators due to aggressive competition for carriage from all program suppliers, in particular basic cable networks that frequently pay cash guarantees for carriage. At this point, the feedback the Company has received from the cable operators indicates that the Entertainment Group's annual revenue shortfall will be in the $4 million-to-$5 million range, consistent with the testimony that Tony Lynn, president of Playboy Entertainment Group, Inc., gave during the Company's initial court challenge in Delaware in spring of 1996. Although the Company's request for a preliminary injunction has been denied, the Company intends to seek a ruling from the District Court that Section 505 is unconstitutional. There can be no assurance that the Company will prevail. See
Part II. Item 1. "Legal Proceedings." Additionally, management believes that the growth in cable access for the Company's domestic pay television businesses has also slowed in recent years due to the effects of cable reregulation by the Federal Communications Commission ("FCC"), including the "going-forward rules" announced in fiscal 1995 which provide cable operators with incentives to add basic services. As cable operators have utilized available channel space to comply with "must-carry" provisions, mandated retransmission consent agreements and "leased access" provisions, competition for channel space has increased. Additionally, the delay of new technology, primarily digital set-top converters which would dramatically increase channel capacity, has contributed to the slowdown. Management believes that growth will continue to be affected in the near term as the cable television industry responds to the FCC's rules and subsequent modifications, and develops new technology. However, as addressable and digital technology (which is unaffected by Section 505) becomes more available, the Company believes that ultimately its pay television networks will be available to the vast majority of cable households on a 24-hour basis.

     Playboy TV satellite direct-to-home revenues were 34% and 36% higher for the quarter and nine months ended March 31, 1997, respectively, compared to the prior year. These increases were primarily due to higher DirecTV and PrimeStar revenues, as a result of significant increases in their addressable universes, partially offset by lower revenues, as expected, from TVRO, or the big-dish market. Playboy TV was available to approximately 17.0 million cable addressable and satellite direct-to-home households, including approximately 375,000 monthly subscribers, at March 31, 1997, an increase of 7% compared to March 31, 1996.

     Other revenues remained stable and increased $1.8 for the quarter and nine months ended March 31, 1997, respectively, compared to the prior year. The nine-month comparison includes revenues in the current year from licensing episodes of one of the Company's series to Showtime Networks Inc.

     Profit contribution for Playboy TV increased $3.6 and $8.7, respectively, for the quarter and nine months ended March 31, 1997 primarily due to the net increases in revenues combined with favorable music licensing settlements, lower marketing costs and no royalty expense related to the Company's former distributor in the current year. Royalty payments were discontinued April 30, 1996, when the agreement ended.

Domestic Home Video

     Domestic home video revenues increased $0.3 and decreased $0.2, respectively, for the quarter and nine months ended March 31, 1997, compared to the prior year. The current year quarter and nine-month periods reflected higher revenues from a three-year distribution agreement with Universal Music & Video Distribution (formerly Uni Distribution Corp.) related to backlist titles, which are subject to certain earn-out provisions in fiscal 1997, the final year of the agreement. For the quarter and nine-month periods, these increases were partially and more than, respectively, offset by lower net sales of new releases and anticipated lower revenues related to the Company's direct-response continuity series, the second of which was recently launched.

     Profit contribution increased $0.5 and decreased $0.3, respectively, on the net increase and decrease, respectively, in revenues for the quarter and nine months ended March 31, 1997. Also unfavorably impacting the nine-month comparison was the timing of promotion costs.

International TV and Home Video

     For the quarter and nine months ended March 31, 1997, profit contribution from the international TV and home video business increased $0.9 and $1.7, respectively, on $1.3 and $2.4 increases, respectively, in revenues. These increases were primarily due to higher international TV revenues in the current year, largely from Playboy TV networks. However, due to the unusually high home video sales recorded in the prior year fourth quarter, annual net revenues and profit contribution for the international business for fiscal 1997 are expected to be lower compared to the prior year. Variations in quarterly performance are caused by revenues and profit contribution from tier sales being recognized depending upon the timing of program delivery, license periods and other factors. To allow greater flexibility the Company modified how it programs its international networks effective with the fourth quarter of fiscal 1996. See "Results of Operations."

Playboy Businesses Programming Expense

     Programming amortization expense associated with the Entertainment Group's Playboy businesses discussed above decreased $0.2 and increased $0.1, respectively, for the quarter and nine months ended March 31, 1997 compared to the prior year.

AdulTVision

     AdulTVision revenues increased $0.6 and $2.1, respectively, for the quarter and nine months ended March 31, 1997, compared to the prior year primarily due to revenues in the current year related to the September 1996 launch of a new network in Latin America. Also contributing to the increases were higher revenues from the domestic network, which launched in July 1995, as a result of an increase in the addressable universe and higher buys.

     For the quarter and nine months ended March 31, 1997, operating performance increased $0.4 and $1.2, respectively, primarily due to the increases in revenues, partially offset by higher distribution costs due to the launch in Latin America and an increase in domestic fees in the current year related to transferring to a new transponder.

Movies and Other

     For the quarter and nine months ended March 31, 1997, revenues from movies and other businesses increased $0.1 and $0.5, respectively, while operating income decreased $0.1 and remained stable, respectively. The Entertainment Group's administrative expenses for the quarter and nine months ended March 31, 1997 increased $0.9 and $1.1, respectively, compared to the prior year largely due to higher variable compensation expense related to performance.

PRODUCT MARKETING GROUP

     The revenues and operating income of the Product Marketing Group were as follows for the periods indicated below:

                           QUARTERS    NINE MONTHS
                            ENDED         ENDED
                          MARCH 31,     MARCH 31,
                         ------------  ------------
                         1997   1996   1997   1996
                         -----  -----  -----  -----

     REVENUES..........  $ 2.0  $ 2.2  $ 6.3  $ 6.0
                         =====  =====  =====  =====

     OPERATING INCOME..  $ 0.9  $ 1.4  $ 3.2  $ 3.3
                         =====  =====  =====  =====

     Revenues for the quarter ended March 31, 1997 decreased $0.2 compared to the prior year quarter primarily due to lower international product licensing royalties. The timing of reporting of royalties from Asia contributed to the decreased revenues. Operating income for the quarter declined $0.5 compared to the prior year quarter due to the decrease in revenues combined with higher expenses, principally reflecting increased investments in brand marketing and product design.

     For the nine months ended March 31, 1997, revenues increased $0.3 compared to the prior year primarily due to royalties in the current year related to the Company's new line of cigars currently being distributed domestically. Operating income for the nine-month period decreased $0.1 due to higher expenses, principally reflecting the increased investments in brand marketing and product design and higher administrative expenses.

CATALOG GROUP

     The revenues and operating income of the Catalog Group were as follows for the periods indicated below:

                           QUARTERS    NINE MONTHS
                            ENDED         ENDED
                          MARCH 31,     MARCH 31,
                         ------------  ------------
                         1997   1996   1997   1996
                         -----  -----  -----  -----

     REVENUES..........  $19.8  $18.6  $59.2  $53.5
                         =====  =====  =====  =====

     OPERATING INCOME..  $ 1.2  $ 1.6  $ 4.1  $ 4.2
                         =====  =====  =====  =====

     For the quarter and nine months ended March 31, 1997, revenues of the Catalog Group increased 7% and 11%, respectively, compared to the prior year due to higher sales volume from all of the Company's catalogs, due in part to increased circulation. Increased revenues related to promotions also contributed to the higher revenues from the Collectors' Choice Music catalog for the nine-month period. Revenues from the Playboy catalog were also favorably impacted by current year sales from the Playboy Store, a version of the catalog on Playboy on-line.

     For the quarter and nine months ended March 31, 1997, operating income decreased 24% and 2%, respectively, compared to the prior year primarily as a result of lower-than-anticipated response rates from prospective customers. The increases in revenues generally were not sufficient to offset higher related costs, due in part to prospecting, even with the impact of lower paper prices in the current year periods. Administrative expenses were higher for the group largely due to higher salary and related expenses. In the summer of 1997, the catalog operations will move from its current facility to a larger facility, under terms of a build-to-suit lease, to meet additional space requirements resulting from growth in the business. The new facility will be located in the same Chicago suburb.

CORPORATE ADMINISTRATION AND PROMOTION

     Corporate administration and promotion expenses of $5.2 and $14.1 for the quarter and nine months ended March 31, 1997, increased $0.7 and $1.2, respectively, compared to the prior year periods. These increases were largely due to investment spending on corporate marketing. Also unfavorably impacting the nine-month period was the timing of variable compensation expense related to performance.

CASINO GAMING

     In fiscal 1996 the Company announced plans to re-enter the casino gaming business. The Company, with a consortium of Greek investors, bid for and won an exclusive casino gaming license on the island of Rhodes, Greece. The Company's consortium executed the contract with the government in October 1996 and is presently renovating the historic Hotel des Roses that will be the Playboy casino hotel, which is expected to open at the end of calendar 1997. The Company is continuing to explore other casino gaming opportunities with a strategy to form joint ventures with strong local partners, in which the Company would receive license fees for the use of the Playboy name and trademarks and would consider taking equity positions.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

     At March 31, 1997, the Company had $2.0 in cash and cash equivalents and $5.0 in short-term borrowings, compared to $2.4 in cash and cash equivalents and $5.0 in short-term borrowings at June 30, 1996. The Company expects to meet its short-term and long-term cash requirements through its revolving credit agreement and cash generated from operations.

Cash Flows From Operating Activities

     Net cash provided by operating activities was $1.3 for the nine months ended March 31, 1997 compared to net cash used of $3.1 for the prior year period principally due to the Company's improved operating performance in the current year. Cash provided by operating assets and liabilities was $0.3 in the current year period compared to cash used of $3.8 in the prior year. This difference was primarily due to cash provided by inventories in the current year compared to a use of cash in the prior year primarily due to additional purchases of paper related to Playboy magazine in the prior year period in part to take advantage of favorable pricing. Partially offsetting the above was cash used for other accrued liabilities in the current year compared to cash provided in the prior year principally due to lower accruals in the current year related to music licensing and advertising, combined with the timing of tax payments. The Company invested $23.0 in Company-produced and licensed entertainment programming during the first nine months of fiscal 1997 compared to $19.0 in the prior year period, and expects to invest approximately $9.7 in such programming during the remainder of fiscal 1997. The increase in investments in programming expected for fiscal 1997 compared to the prior year primarily reflects spending for businesses other than the Playboy TV network, largely the pre-sold made for television and home video programming, co-production agreements and a celebrity event.

Cash Flows From Investing Activities

     Net cash used for investing activities was $1.6 for the nine months ended March 31, 1997 compared to $3.5 for the prior year period. The prior year included investments in equity interests of $3.2 in the first overseas Playboy TV networks in the United Kingdom and Japan, the casino gaming venture that was awarded an exclusive license on the island of Rhodes, Greece, and an additional equity interest in VIPress. This compares to $1.2 of investments in the current year period principally related to additional funding of the network in the United Kingdom and an equity interest as well as additional funding in the new Playboy TV and AdulTVision networks in Latin America.

Cash Flows From Financing Activities

     Net cash used for financing activities was $0.1 for the nine months ended March 31, 1997 compared to net cash provided of $5.3 for the prior year period. This difference was principally due to a $5.5 increase in the level of short-term borrowings under the Company's revolving line of credit in the prior year.

Income Taxes

     Based on current tax law, the Company must generate approximately $13.2 of future taxable income prior to the expiration of the Company's net operating loss carryforwards ("NOLs") for full realization of the $4.5 net deferred tax asset recorded at June 30, 1996. At June 30, 1996, the Company had NOLs of $37.7 for tax purposes, with $1.0 expiring in 2001, $8.9 expiring in 2003, $8.2 expiring in 2004, $2.1 expiring in 2007, $1.1 expiring in 2008 and $16.4 expiring in 2009.

     Management continues to believe that it is more likely than not that a sufficient level of taxable income will be generated prior to the expiration of the Company's NOLs to realize the $4.5 net deferred tax asset recorded at June 30, 1996. The Company's net deferred tax asset declined to $0.9 at March 31, 1997 based on taxable income for the current quarter and management's projection of fiscal 1997 taxable income. Following is a summary of the bases for management's belief that a valuation allowance of $28.0 at June 30, 1996 is adequate, and that it is more likely than not that the net deferred tax asset of $4.5 at June 30, 1996 will be realized:

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

Other

     In January 1993, the Company received a General Notice from the United States Environmental Protection Agency (the "EPA") as a "potentially responsible party" ("PRP") in connection with a site identified as the Southern Lakes Trap & Skeet Club, apparently located at the Resort-Hotel in Lake Geneva, Wisconsin (the "Resort"), formerly owned by a subsidiary of the Company. The Resort was sold by the Company's subsidiary to LG Americana-GKP Joint Venture in 1982. Two other entities were also identified as PRPs in the notice. The notice relates to actions that may be ordered taken by the EPA to sample for and remove contamination in soils and sediments, purportedly caused by skeet shooting activities at the Resort property. During fiscal 1994, the EPA advised the Company of its position that the area of land requiring remediation is approximately twice the size of the initial site. The Company believes that it has established adequate reserves, which totaled $0.7 at March 31, 1997, to cover the eventual cost of its anticipated share (based on an agreement with one of the other PRPs) of any remediation that may be agreed upon. The Company is also reviewing available defenses, insurance coverage and claims it may have against third parties.

     The Company will implement the provisions of Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation ("Statement 123") in fiscal 1997. It is the Company's intention to adopt only the disclosure requirements of Statement 123.

     The Company will implement the provisions of Statement of Financial Accounting Standards No. 128, Earnings per Share ("Statement 128") for financial statements issued for periods ending after December 15, 1997. Statement 128 simplifies the previous standards for computing earnings per share ("EPS"), replacing the presentation of primary EPS with a presentation of basic EPS. It also requires dual presentation of basic and diluted EPS on the face of the income statement for all entities with complex capital structures, which applies to the Company. Management believes that adoption of Statement 128 will not have a material impact on the Company's EPS amounts.

                           PART II. OTHER INFORMATION

Item 1. Legal Proceedings
-------------------------

     In February 1996, Congress passed, and President Clinton signed into law, the Telecommunications Act of 1996 (the "Telecommunications Act"). Certain provisions of the Telecommunications Act are directed exclusively at cable programming in general and adult cable programming in particular. In some cable systems, audio or momentary bits of video of premium or pay-per-view channels may accidentally become available to non-subscribing cable customers. This is called "bleeding." The practical effect of Section 505 of the Telecommunications Act ("Section 505") is to require many existing cable systems to employ additional blocking technology in every household in every cable system that offers adult programming, whether or not customers request it or need it, to prevent any possibility of bleeding, or to restrict the period during which the programming is transmitted from 10:00 p.m. to 6:00 a.m. Penalties for violation of the Telecommunications Act are significant and include fines and imprisonment. Surveying of cable operators indicates that most will choose to comply by restricting the hours of transmission.

     On February 26, 1996, one of the Company's subsidiaries filed a civil suit challenging Section 505 on constitutional grounds. On March 7, 1996, the Company was granted a Temporary Restraining Order ("TRO") staying the implementation and enforcement of Section 505. In granting the TRO, the court found that the Company had demonstrated it was likely to succeed on the merits of its claim that Section 505 is unconstitutional. On November 8, 1996, eight months after the TRO was granted, a three-judge panel in United States District Court in Wilmington, Delaware (the "Court") denied the Company's request for preliminary injunction against enforcement of Section 505 of the Act and, in so denying, found that the Company was not likely to succeed on the merits of its claim. The Company appealed the Court's decision to the United States Supreme Court and enforcement of Section 505 was stayed pending that appeal. On March 24, 1997, without opinion, the Supreme Court summarily affirmed the Court's denial of the Company's request for a preliminary injunction. As a result of the Supreme Court's action, enforcement of Section 505 will commence on May 18, 1997. Management believes that the Company's revenues attributable to its domestic pay television cable services could be materially adversely affected as a result of enforcement of Section 505 due to reduced buy rates from the systems that roll back carriage to a 10:00 p.m. start time and possibly reduced carriage from cable operators due to aggressive competition for carriage from all program suppliers, in particular basic cable networks that frequently pay cash guarantees for carriage. At this point, the feedback the Company has received from the cable operators indicates that the Entertainment Group's annual revenue shortfall will be in the $4 million-to-$5 million range, consistent with the testimony that Tony Lynn, president of Playboy Entertainment Group, Inc., gave during the Company's initial court challenge in Delaware in spring of 1996. The Company intends to pursue in the Court its case challenging on constitutional grounds the validity of Section 505 and to seek a permanent injunction against the enforcement of Section 505. There can be no assurance that the Court will grant such an injunction. The Company's full case on the merits has not yet been heard or decided by the Court.

     On December 18, 1995, BrandsElite International Corporation, an Ontario, Canada corporation ("BrandsElite"), filed a complaint against the Company in the Circuit Court of Cook County, Illinois. In the complaint, BrandsElite, an international distributor of premium merchandise, including liquor, perfume, cosmetics and luxury gifts, principally to duty-free retailers, alleges that the Company breached a product license agreement, shortly after its execution by the Company in October 1995. The agreement provided for the appointment of BrandsElite as the exclusive, worldwide licensee of the Playboy trademark and tradename with respect to the sale of cognac and possibly some deluxe whiskeys. The Company has admitted that it advised BrandsElite that it had determined not to proceed with the transaction but disputes strongly BrandsElite's allegation that as a result of the Company's breach, BrandsElite has suffered millions of dollars of damages in future lost profits. BrandsElite also seeks to recoup alleged out-of-pocket expenses, fees and costs incurred in bringing the action, and specific performance of the agreement. The license agreement provides for recovery by a party in any judgment entered in its favor of attorneys' fees and litigation expenses, together with such court costs and damages as are provided by law. The action is currently in discovery.

Item 6. Exhibits and Reports on Form 8-K
----------------------------------------

(a)  Exhibits

Exhibit
Number                                 Description
------                                 -----------

 10.1   Amended and Restated Playboy Enterprises, Inc. 1995 Stock Incentive Plan

 10.2 Playboy Enterprises, Inc. Employee Stock Purchase Plan, as amended and restated

 10.3 Selected Employment, Termination and Other Agreements a Agreement dated October 16, 1996 amending the Employment Agreement dated May 21, 1992 between Playboy Enterprises, Inc. and Anthony J. Lynn
        b Playboy Enterprises, Inc. Incentive Compensation Plan for Anthony J. Lynn
        c Memorandum dated October 11, 1996 regarding special compensation plan for Herb Laney
        d Playboy Enterprises, Inc. Incentive Compensation Plan for Herbert M. Laney
        e Employment Agreement dated April 7, 1997 between Playboy Enterprises, Inc. and Marianne Howatson
        f Letter Agreement dated April 18, 1997 regarding employment of Linda Havard

*10.4 Agreements between Playboy Entertainment Group, Inc. and Bloomfield Mercantile Inc. related to establishing international networks in Latin America, Spain and Portugal a Agreement outline as of March 29, 1996
        b  Letter agreement dated January 13, 1997

*10.5 Memorandum of Understanding as of February 26, 1997 between Playboy Entertainment Group, Inc. and Daewoo Corporation related to establishing international networks in South Korea

 10.6 Amendment to March 24, 1995 Distribution Agreement between Playboy Entertainment Group, Inc. and Universal Music & Video Distribution (formerly Uni Distribution Corp.) regarding licensing and sale of domestic home video product dated February 28, 1997

 10.7 Amendment to June 27, 1996 Distribution Agreement between Playboy Entertainment Group, Inc. and Orion Home Video regarding the distribution of certain home video programs and product dated July 29, 1996

 11     Computation of Earnings Per Common Share

 27     Financial Data Schedule
_________
* Certain information omitted pursuant to a request for confidential treatment filed separately with the Securities and Exchange Commission

(b)  Reports on Form 8-K

     No reports on Form 8-K were filed during the quarter ended March 31, 1997.

                                  SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                            PLAYBOY ENTERPRISES, INC.
                                            --------------------------
                                                   (Registrant)



Date    May 12, 1997                       By s/Rebecca S. Maskey
      ----------------                         ------------------------
                                                 Rebecca S. Maskey
                                                 Senior Vice President,
                                                 Finance