Form 10-K
period 1997-06-30
PLAYBOY ENTERPRISES INC
filed 1997-09-24
CIK 79114

               UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549
                                   FORM 10-K

(Mark One)
[x] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
     ACT OF 1934
For the fiscal year ended June 30, 1997

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

REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: (312) 751-8000

SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:

                                                        Name of each exchange
   Title of each class                                   on which registered
   -------------------                                  --------------------
Class A Common Stock,
par value $0.01 per share............................   New York Stock Exchange
                                                        Pacific Stock Exchange
Class B Common Stock,
par value $0.01 per share............................   New York Stock Exchange
                                                        Pacific Stock Exchange

SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT:  NONE

   Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing
requirements for the past 90 days.   YES X   NO ___
                                        ---

   Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ___

   The aggregate market value of Class A Common Stock, par value $0.01 per share, held by nonaffiliates (based upon the closing sale price on the New York Stock Exchange) on August 31, 1997 was $16,038,372. The aggregate market value of Class B Common Stock, par value $0.01 per share, held by nonaffiliates (based upon the closing sale price on the New York Stock Exchange) on August 31, 1997 was $94,182,790.

   As of August 31, 1997, there were 4,748,954 shares of Class A Common Stock, par value $0.01 per share, and 15,753,594 shares of Class B Common Stock, par value $0.01 per share, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE
Documents                                             Form 10-K Reference
---------                                             -------------------
Annual Report to Shareholders for the                 Part I, Item 1, to the extent indicated
fiscal year ended June 30, 1997                        under such item
                                                      Part II, Items 5-8, to the extent indicated
                                                       under such items
Notice of Annual Meeting of Stockholders and Proxy    Part III, Items 10-13, to the extent
 Statement (to be filed) relating to the Annual        described therein
 Meeting of Stockholders to be held in November 1997

                           PLAYBOY ENTERPRISES, INC.
                         1997 FORM 10-K ANNUAL REPORT

                               TABLE OF CONTENTS

                                                                                                                 Page
                                                                                                                 ----
                                 PART I

Item 1.    Business............................................................................................     3
Item 2.    Properties..........................................................................................    21
Item 3.    Legal Proceedings...................................................................................    22
Item 4.    Submission of Matters to a Vote of Security Holders.................................................    23

                                 PART II

Item 5.    Market for Registrant's Common Stock and Related Stockholder Matters................................    26
Item 6.    Selected Financial Data.............................................................................    26
Item 7.    Management's Discussion and Analysis of Financial Condition and Results of Operations...............    26
Item 7A.   Quantitative and  Qualitative Disclosures About Market Risk.........................................    26
Item 8.    Financial Statements and Supplementary Data.........................................................    26
Item 9.    Changes in and Disagreements With Accountants on Accounting and Financial Disclosure................    26

                                 PART III

Item 10.   Directors and Executive Officers of the Registrant..................................................    27
Item 11.   Executive Compensation..............................................................................    27
Item 12.   Security Ownership of Certain Beneficial Owners and Management......................................    27
Item 13.   Certain Relationships and Related Transactions......................................................    27

                                 PART IV

Item 14.   Exhibits, Financial Statement Schedules, and Reports on Form 8-K....................................    27

                                    PART I

Item 1. Business
----------------

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

     The Company's businesses are classified into four industry segments:
Publishing, Entertainment, Product Marketing and Catalog. The net revenues, income before income taxes and identifiable assets of each industry segment are set forth in the section "Financial Information Relating to Industry Segments" on page 24 of the Company's fiscal 1997 Annual Report to Shareholders ("fiscal 1997 Annual Report") and are incorporated herein by reference.

     The Company's trademarks are vital to the success and future growth of all of the Company's businesses. The trademarks, which are renewable periodically and which can be renewed indefinitely, include Playboy, Playmate, Rabbit Head Design, Sarah Coventry, Critics' Choice Video, Collectors' Choice Music and AdulTVision.

PUBLISHING GROUP

     The Company's Publishing Group operations include the publication of Playboy magazine, other domestic publishing businesses (including newsstand specials, calendars, books and new media) and international editions of Playboy magazine.

     The revenues and operating income of the Publishing Group were as follows for the periods indicated in the following table (in millions):

                                                    Years Ended June 30,
                                              ------------------------------
                                                1997       1996       1995
                                              -------    -------    --------
REVENUES
Playboy Magazine............................  $105.0     $105.3      $104.4
Other Domestic Publishing...................    22.7       21.4        18.7
International Publishing....................    10.0        6.2         4.2
                                              ------     ------      ------
  Total Revenues............................  $137.7     $132.9      $127.3
                                              ------     ------      ------

OPERATING INCOME............................  $  8.4     $  9.2      $ 10.7
                                              ======     ======      ======

PLAYBOY MAGAZINE

     Founded by Hugh M. Hefner in 1953, Playboy magazine is the best-selling men's magazine in the world. Worldwide monthly circulation, which includes international editions, is approximately 4.5 million copies. Approximately 3.2 million copies of the U.S. edition are sold monthly. International sales of the U.S. edition of Playboy magazine and 15 licensed international editions extend the magazine's reach to approximately 45 countries worldwide. According to Spring 1997 data published by Mediamark Research, Inc. ("MRI"), in the United States Playboy magazine is read by approximately one in every seven men aged 18 to 34.

     Playboy magazine is a general-interest magazine for men and offers a balanced variety of features. It has gained a loyal customer base and a reputation for excellence by providing quality entertainment and informative articles on current issues and trends. Each issue of Playboy magazine includes an in-depth, candid interview with a well-known, thought-provoking personality. Over the magazine's 44-year history, exclusive interviews have included prominent public figures (e.g., Martin Luther King, Jr., Jimmy Carter, Fidel Castro, Mike Wallace, Rush Limbaugh), business leaders (e.g., Bill Gates, David Geffen, Tommy Hilfiger, Ted Turner), entertainers (e.g., Steve Martin, Jerry Seinfeld, David Letterman, Jay Leno, Mel Gibson, Bruce Willis, John Travolta), authors (e.g., Salman Rushdie, Anne Rice, Ray Bradbury, Alex Haley, James Michener) and sports figures (e.g., Michael Jordan, Muhammad Ali, Brett Favre). The magazine also regularly publishes the works of leading journalists, authors and other prominent individuals. For example, Playboy magazine has published fiction by Scott Turow, Jay McInerney, John Updike and Margaret Atwood, articles by Michael Crichton, Bill Maher and William F. Buckley, and book adaptations by Tony Horwitz (Middle East correspondent for The Wall Street Journal) and Pulitzer Prize winning author William Kennedy. It has long been known for its graphic excellence and features, and publishes the work of top artists and photographers. Playboy magazine also features lifestyle and service articles on consumer products, fashion, automobiles and consumer electronics and covers the worlds of sports and entertainment. It is also renowned for its pictorials of beautiful women and frequently features celebrities on its cover and in exclusive pictorials (among them Farrah Fawcett, Pamela Anderson, Elle Macpherson, Jenny McCarthy, Cindy Crawford, Sharon Stone, Madonna and Stephanie Seymour).

     The net circulation revenues of the U.S. edition of Playboy magazine for the years ended June 30, 1997, 1996 and 1995 were $74.9 million, $76.2 million and $75.4 million, respectively. Net circulation revenues are gross revenues less provisions for newsstand returns and unpaid subscriptions, and commissions. Circulation revenue comparisons may be materially impacted with respect to any period which includes one or more issues of unusually high public interest.

     According to the Audit Bureau of Circulations ("ABC"), an independent audit agency, Playboy magazine's circulation rate base (the total newsstand and subscription circulation guaranteed to advertisers) at June 30, 1997 was larger than Newsweek and Cosmopolitan, and also greater than the combined circulation rate bases of Rolling Stone, Esquire and GQ, which have substantial adult male audiences. Playboy magazine's rate base compares to that of other selected publications as noted in the following table:

        Selected U.S. Consumer Publications                                      Rate Base(1)         Ranking(2)
        -----------------------------------                                      ------------         ----------
            Reader's Digest...................................................        15.00                 1
            TV Guide..........................................................        13.00                 2
            National Geographic...............................................         8.50                 3
            Time..............................................................         4.00                10
            PLAYBOY...........................................................         3.15                12
            People............................................................         3.15                12
            Sports Illustrated................................................         3.15                12
            Newsweek..........................................................         3.10                15
            Cosmopolitan......................................................         2.25                20
            Rolling Stone.....................................................         1.25                46
            Business Week.....................................................         0.88                81
            Esquire...........................................................         0.65               111
            GQ................................................................         0.65               111

______________________

     (1) Represents rate base at June 30, 1997 (in millions) as reported by ABC.
     (2)  Based on rate base at June 30, 1997 as reported by ABC.

     Effective with the January 1996 issue, the Company reduced the rate base 7% to 3.15 million in response to extraordinary paper price increases plus a postal rate increase in order to enable the Company to manage circulation more profitably, while maintaining the magazine's circulation leadership as the best-selling men's magazine. A number of other magazine publishers have also reduced their rate bases in the recent past. From fiscal 1987 until the January 1996 issue, the U.S. edition of Playboy magazine reported a circulation rate base of
3.40 million, which it met or exceeded in most of the six-month periods over which it was averaged in each fiscal year, and which it did not meet by less than 5% in the other periods, including the six-month period leading up to the rate base reduction.

     Playboy magazine has historically generated over two-thirds of its revenues from subscription and newsstand circulation, with the remainder from advertising. Subscription copies as a percentage of total copies sold were approximately 80% for the year ended June 30, 1997. The Company believes that managing Playboy's circulation to be primarily subscription driven, like most major magazines, provides a stable and desirable circulation base, which is also attractive to advertisers. According to the MRI data previously mentioned, the median age of male Playboy subscribers is 32, with a median annual household income of approximately $40,000. The Company also derives meaningful income from the rental of Playboy magazine's subscriber list, which consists of the subscriber's name, address and other information maintained by the Company.

     The price of a one-year subscription ranges from $19.97 to $34.96, depending on the source of the subscription and the length of time the subscription has been held. The Company continually tests a variety of subscription pricing strategies. The Company attracts new subscribers to the magazine through its own direct mail advertising campaigns, and through subscription agent campaigns. The Company recognizes revenues from magazine subscriptions over the terms of the subscriptions.

     Subscription copies of the magazine are delivered through the U.S. Postal Service as second class mail. The Company attempts to contain these costs through presorting and other methods. The Company experienced a general postal rate increase of 14% in January 1995. The next increase in postal rates is not expected to occur until, at the earliest, late fiscal 1998.

     Distribution of the magazine to newsstands and other retail outlets is accomplished through Warner Publisher Services, a national distributor that maintains a network of approximately 250 wholesale distributors. Copies of the magazine are shipped in bulk to the wholesalers, who are responsible for local retail distribution. The Company receives a substantial cash advance from its national distributor at the time each issue goes on sale. The Company recognizes revenues from newsstand sales based on estimated copy sales at the time each issue goes on sale, and adjusts for actual sales upon settlement with its national distributor. These revenue adjustments generally are not material. Retailers return unsold copies to the wholesalers who count and then shred the returned magazines and report the returns via affidavit. The Company then settles with its national distributor based on the number of magazines that actually were sold compared to the number that initially were projected to be sold. The number of issues sold on newsstands varies from month to month, depending in part on the cover, the pictorials and the editorial features.

     Playboy magazine is one of the highest priced magazines in the United States. The basic U.S. newsstand cover price has been $4.95, $5.95 for holiday issues, since fiscal 1993. The Company increased the Canadian cover price to C$5.95, C$6.95 for holiday issues, in fiscal 1995. The Company regularly price tests, but no newsstand price increases are planned for copies sold in the U.S. or Canada in fiscal 1998.

     Advertising by category, as a percent of total ad pages, was as follows:

          Advertising Category                       Years Ended June 30,
          --------------------                   ----------------------------

                                                  1997       1996       1995
                                                 ------     ------     ------
         Beer/Wine/Liquor......................     24%        19%       18%
         Retail/Direct Mail....................     23         25        31
         Tobacco...............................     21         24        20
         Toiletries/Cosmetics..................      7          9         9
         Jewelry/Optical/Photo.................      4          3         3
         Home Electronics......................      4          1         4
         Apparel/Footwear/Accessories..........      4          3         4
         Automotives...........................      4          8         4
         Entertainment.........................      3          2         1
         Drugs/Remedies........................      3          3         4
         All Other.............................      3          3         2
                                                  ----       ----      ----
                                                   100%       100%      100%
                                                  ====       ====      ====

     Playboy magazine targets a wide range of advertisers and continues to focus on securing new advertisers from underdeveloped categories. The Company utilizes information from its database of approximately 11 million names, including Playboy magazine subscribers and catalog customers, to offer advertisers new ways to reach Playboy readers. In fiscal 1996 the Company implemented a national trade campaign, Growing Up, I never thought I'd be in Playboy, which features top executives from top advertisers talking about the power and appeal of the magazine and the Playboy brand. The campaign was expanded in fiscal 1997. The thrust of the campaign is to reinforce the mainstream, upscale nature of the publication and its readership to the advertising community, specifically targeting the fashion, fragrance and consumer electronics categories.

     In fiscal 1995, Playboy's advertising pages remained stable compared to the prior year at 595 pages, while advertising revenues declined by 1% based on higher frequency discounts, special pricing and a change in the mix of advertising pages sold. Net advertising income increased by 8%.

     In fiscal 1996, Playboy's advertising pages decreased 4% from the prior year to 569 pages, while advertising revenues declined by 1% primarily due to the effect of a 2% cost per thousand ("CPM") increase in advertising rates effective with the January 1996 issue. Net advertising income increased by 5%.

     In fiscal 1997, Playboy's advertising pages decreased 2% from the prior year to 558 pages, while advertising revenues increased by 4% primarily due to the mix of advertising pages sold combined with the effect of rate increases effective with the January 1997 and 1996 issues. Net advertising income increased by 5%.

     Advertising sales for the fiscal 1998 first quarter issues of the magazine are closed, and the Company expects to report 9% increases in the number of advertising pages and revenues compared to the fiscal 1997 first quarter. The Company plans to implement a 6% CPM increase in advertising rates effective with the January 1998 issue.

     The Company does not believe that it will be impacted by the Food and Drug Administration (the "FDA") regulation announced in August 1996 which prohibits the publication of tobacco advertisements containing drawings, colors or pictures. The regulation does not apply to a magazine which is demonstrated to be an "adult publication," which means a publication (i) whose readers younger than 18 years of age constitute no more than 15% of total readership, and (ii) is read by fewer than two million persons younger than 18 years of age, in each case as measured by competent and reliable survey evidence. Based on information available to the Company on its readership, the Company believes that Playboy magazine qualifies as an "adult publication" and that the regulation is not applicable to the magazine. On April 25, 1997, the Federal District Court for the Middle District of North Carolina ruled that the FDA has no authority under existing law to restrict the advertising and promotion of tobacco products and ordered the FDA not to implement any of the advertising and promotion restrictions contained in the regulation. The Government has appealed this ruling and a decision is pending.

     The Company publishes the U.S. edition of Playboy magazine in 15 advertising editions: eight regional, two state, four metro and one upper income zip-coded edition. All contain the same editorial material but provide targeting opportunities for advertisers. The net advertising revenues of the U.S. edition of Playboy magazine for the years ended June 30, 1997, 1996 and 1995 were $28.4 million, $27.4 million and $27.6 million, respectively. Net advertising revenues are gross revenues less advertising agency commissions, frequency and cash discounts and rebates. Levels of advertising revenues may be affected by, among other things, general economic activity and governmental regulation of advertising content.

     The Playboy Jazz Festival provides advertisers sponsorship and advertising opportunities through the Festival at the Hollywood Bowl, the published Jazz Festival program, free community concerts, and a national public radio broadcast. The Company has produced this music event on an annual basis in Los Angeles at the Hollywood Bowl since 1979.

     Playboy magazine and newsstand specials are printed at Quad/Graphics, Inc., located in Wisconsin. The actual print run varies each month and is determined with input from the Company's national distributor. Paper is the principal raw material used in the production of Playboy magazine. The Company uses a variety of types of high-quality coated paper that is purchased from a number of suppliers. Manufacturing costs for the year ended June 30, 1997 decreased 5% compared to the prior year principally as a result of lower average paper prices, partially offset by an increase in the average book size. As expected, average paper prices for the year ended June 30, 1997 were 15%, or $3.9 million, lower compared to the prior year principally due to a decline in paper prices which began impacting the Company in the second quarter of fiscal 1997. The Company expects average paper prices to continue to decrease in fiscal 1998, principally as the result of the extremely high levels of paper prices at the beginning of fiscal 1997.

     Magazine publishing companies face intense competition for both readers and advertising. Magazines primarily aimed at men are Playboy magazine's principal competitors. In addition, other types of media that carry advertising, such as newspapers, radio, television and Internet sites, compete for advertising revenues with Playboy magazine.

     From time to time, Playboy magazine, and certain of its distribution outlets and advertisers, have been the target of certain groups who seek to limit its availability because of its content. In its 44-year history, the Company has never sold a product that has been judged to be obscene or illegal in any U.S. jurisdiction.

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

OTHER DOMESTIC PUBLISHING

     The Publishing Group has also created media extensions, taking advantage of the magazine's reputation for quality and its libraries of art, photography and editorial text. These products include photo newsstand specials and calendars, which are primarily sold in newsstand outlets and use both original photographs and photographs from the Company's library. In fiscal 1995 and 1996, the group published 18 and 21 newsstand specials, respectively. In fiscal 1997, the Company published 22 newsstand specials, and expects to publish 22 newsstand specials in fiscal 1998. The last increase in the newsstand cover price (to $6.95) was implemented in fiscal 1996.

     The Publishing Group also generates revenues from various media businesses which include 900-number Playboy-related audiotext services, Playboy Collectible Trading Cards and books. In conjunction with General Publishing Group, an unaffiliated third party, the Company published The Playmate Book: Five Decades of Centerfolds in fiscal 1997, which features photographs and capsule biographies of 514 Playmates.

     In fiscal 1995, the Company launched a free site on the Internet. Playboy.com is one of the Internet's most visited destination sites, averaging approximately 1.3 million page impressions per day in June 1997 according to unaudited information from Nielsen I/PRO. A "page impression" is recorded each time an Internet page is seen by a user, regardless of the number of files contained on the page. Taking full advantage of the technological capabilities of the medium, Playboy.com contains popular editorial features from Playboy magazine, such as excerpts of Playboy Interviews, articles and Playboy Advisor columns, and select photos from Playmate pictorials. Playboy.com also promotes Playboy TV's monthly programming schedule and sells Playboy magazine subscriptions. New features added in fiscal 1997 included French, German, Italian and Spanish translations. The Company also implemented two additional mirror servers in fiscal 1997 (one in the U.S. and one in the U.K.) to handle increased traffic on Playboy.com. These new servers may also help attract additional advertisers to the site by providing an opportunity to target a focused market.

     In fiscal 1996, the Company began generating revenues from the sale of advertising on Playboy.com which resulted in the site realizing a net profit in fiscal 1996. The site nearly tripled advertising revenues in fiscal 1997. Advertising on Playboy.com is priced on a cost-per-thousand basis determined by page impressions. Advertising is sold by the Company as well as a division of Softbank, Interactive Media Sales. Advertising revenues for fiscal 1998 are again expected to be significantly higher than advertising revenues in the prior year.

     Late in fiscal 1996 the Company added an online version of the Company's Playboy catalog to Playboy.com, called the Playboy Store, which is discussed more fully in the Catalog Group.

     In July 1997, the Company launched a pay site on the Internet which is currently offered on a subscription basis. Pay-per-visit access is expected to be available by the end of calendar 1997. Playboy Cyber Club allows members to peruse more than 50,000 pages on the site. Major attractions include individual home pages for every Playboy Playmate; every Playboy Interview published in the magazine; Playboy Advisor columns; video clips of Playboy home videos and Playboy TV shows; the Playboy Photo Library, which includes never-before-published images from Playboy magazine's 9-million-image photo library; the Playboy Art Gallery, which features images from the Company's extensive art collection; and the Playboy Sports Page, which includes real-time sports scores and sports-related features. Playboy Cyber Club also features six chat rooms and five exclusive newsgroups. The free and pay sites combined will offer the Company four sources of revenue: advertising, merchandising, subscription and pay-per-visit.

     The Company also enters into partnerships with companies to create multimedia products, such as the fiscal 1997 releases of the following CD-ROM titles: The Art of Playboy, showcasing images from the Company's extensive art collection produced with Corel Corporation, and Jenny McCarthy: Playmate Portfolio, the second celebrity Playmate title produced with Anomaly Corporation.

INTERNATIONAL PUBLISHING

     The Company licenses the right to publish 15 international editions of Playboy magazine in the following countries: Australia, Brazil, Croatia, the Czech Republic, France, Germany, Greece, Italy, Japan, Mexico, Netherlands, Poland, Russia, Spain and Taiwan. In fiscal 1997, the Company launched an edition in Croatia and discontinued the South African edition. The Company recently announced plans to launch a sixteenth edition in Scandinavia, that initially will circulate in Norway, expanding later to Sweden, Finland and Denmark. The Polish edition is the first in which the Company has had an equity interest, which was increased from 45% to a majority interest in March 1996. Combined average circulation of the international editions is approximately 1.3 million copies monthly. Local publishing licensees tailor their international editions by mixing the work of their national writers and artists with editorial and pictorial material from the U.S. edition. The Company monitors the content of the international editions so that they retain the distinctive style, look and quality of the U.S. edition, while meeting the needs of their respective markets. The terms of the license agreements for Playboy magazine's international editions vary, but in general are for terms of three or five years and carry a guaranteed minimum royalty as well as a formula for computing earned royalties in excess of the minimum. Royalty computations are generally based on both circulation and advertising revenues. In fiscal 1997, three editions -- Brazil, Germany and Japan -- accounted for approximately 55% of the total licensing revenues from international editions.

OTHER PUBLICATIONS

     The Company owns a 20% interest in duPont Publishing, Inc. ("duPont"), publisher of duPont Registry, A Buyers Gallery of Fine Automobiles; duPont Registry, A Buyers Gallery of Fine Homes; and, beginning in February 1997, duPont Registry, A Buyers Gallery of Fine Boats. The Company has an option to acquire the remaining 80% interest in duPont at a price based on fair market value as of December 31, 1999, and receives management fees. This investment is accounted for on the equity method and the Company's proportionate share of duPont's net income or loss is included in nonoperating income or expense.

ENTERTAINMENT GROUP

     The Company's Entertainment Group operations include the production and marketing of programming through Playboy TV, other domestic television, international television and worldwide home video businesses as well as the worldwide distribution of programming through AdulTVision and the co-production and distribution of feature films.

     The revenues and operating income of the Entertainment Group were as follows for the periods indicated in the following table (in millions):

                                                         Years Ended June 30,
                                                      -------------------------
                                                       1997      1996     1995
                                                      ------    ------   ------
     REVENUES
     Playboy TV
       Cable.......................................   $ 21.2    $ 21.2   $ 18.9
       Satellite Direct-to-Home....................     23.1      16.4      9.6
       Off-Network Productions and Other...........      3.0       1.7      0.4
                                                      ------    ------   ------
     Total Playboy TV..............................     47.3      39.3     28.9
     Domestic Home Video...........................      8.5       9.4      9.5
     International TV and Home Video...............     12.2      11.9     11.2
                                                      ------    ------   ------
     Total Playboy Businesses......................     68.0      60.6     49.6
     AdulTVision...................................      4.5       1.9        -
     Movies and Other..............................      2.2       2.3      2.1
                                                      ------    ------   ------
       Total Revenues..............................   $ 74.7    $ 64.8   $ 51.7
                                                      ======    ======   ======
     OPERATING INCOME
     Profit Contribution Before Programming Expense   $ 39.7    $ 30.5   $ 21.1
     Programming Expense (a).......................    (21.4)    (21.3)   (20.1)
                                                      ------    ------   ------
       Total Operating Income......................   $ 18.3    $  9.2   $  1.0
                                                      ======    ======   ======

     (a) Includes amortization expense for all businesses listed above, including AdulTVision and movies.

PROGRAMMING

     The Entertainment Group develops, produces and distributes programming for Playboy TV, other domestic pay television, domestic home video and international television and home video markets. Its productions have included feature films, magazine-format shows, dramatic series, game shows, anthologies of sexy short stories and celebrity and Playmate features.

     The Company invests in Playboy-style, original quality programming to support its expanding businesses. The Company invested $30.7 million, $25.5 million and $21.3 million in entertainment programming in fiscal 1997, 1996 and 1995, respectively. These amounts, which include expenditures for Playboy-branded programming, AdulTVision and feature films, resulted in 166, 120 and 86 hours of original programming being produced in fiscal 1997, 1996 and 1995, respectively. At June 30, 1997, the Company's library of exclusive, Playboy-brand original programming exceeded 1,000 hours. The increase in investments in programming for fiscal 1997 compared to the prior year primarily reflects spending for series, films and a celebrity pay-per-view event and home video. In fiscal 1998, the Company expects to invest approximately $30.8 million in Company-produced and licensed programming, which would result in approximately 175 hours of original programming being produced. These amounts could vary based on the timing of completion of productions.

     The following tables list movies produced or co-produced by the Company and the series still in distribution, each generally containing 26 episodes, and certain information related to each:

   MOVIES                                         NUMBER OF RELEASES
   ------                                         ------------------
   Playboy Films
          1995..................................       Three
          1996..................................       Four
          1997..................................       Three

   The Eros Collection
          1995..................................       Six
          1996..................................       Twelve
          1997..................................       Seventeen

   TITLE OF SERIES                                     GENRE
   ---------------                                     -----
   Playboy Late Night...........................       magazine-format
   Inside Out...................................       anthology
   Eden.........................................       dramatic series
   Playboy's Secret Confessions and Fantasies...       hosted series
   Playboy's Love & Sex Test....................       game show
   Erotic Fantasies.............................       anthology
   Women:  Stories of Passion...................       anthology
   Red Shoe Diaries.............................       anthology

     In fiscal 1995, the Company began releasing feature films in the $1 million to $2 million range under the Playboy Films label. These films are completed under co-production and distribution agreements with, among others, the Motion Picture Corporation of America. In fiscal 1997, the Company signed a co-production agreement with Zalman King Entertainment, Inc. ("Zalman King"). The agreement provides for the Company and Zalman King to co-produce feature films, two of which were completed in fiscal 1997 and released in early fiscal 1998. Because of the strong demand for this genre of programming, the Company is able to presell international distribution rights and earn a quicker return on its programming investment. All of these films have also aired or will air on Playboy TV.

     Also in fiscal 1995, the Company created and began marketing The Eros Collection, a line of small-budget, non-Playboy-branded movies. These movies are released internationally through home video and television and air on Playboy TV. In fiscal 1997, seven co-produced films were also included under the Eros label, bringing the total Eros Collection films released to 17.

     In fiscal 1996, the Company and Orion Home Video ("Orion") signed an agreement to release both Playboy Films and The Eros Collection films in the domestic home video market. In 1997, Orion was purchased by a division of MGM/UA Home Entertainment ("MGM"). The Company is currently discussing future release schedules and contract obligations with MGM.

     The Company's series air on the Company's Playboy TV networks and are marketed internationally. Additionally, some episodes have been released as Playboy Home Video titles and have been licensed to other networks. In fiscal 1996, the Company began production of Women: Stories of Passion ("Women"), a series of 30-minute erotic anthologies written, produced and directed by women. In fiscal years 1997 and 1996 combined, the Company licensed 39 episodes of the Women series to Showtime Networks Inc. ("Showtime"), six of which are to be delivered in fiscal 1998. Broadcast initially by Showtime, the series is then distributed worldwide by Playboy.

     As part of the co-production agreement with Zalman King discussed above, the Company and Zalman King are also co-producing 18 new episodes of the popular cable television series Red Shoe Diaries, 12 of which were completed during fiscal 1997. The production of the series is co-financed by the Company and Showtime. The agreement grants the Company international distribution rights to the new episodes of Red Shoe Diaries, plus 48 episodes previously aired on Showtime.

     During fiscal 1997, Farrah Fawcett became the subject of the Company's first multimedia celebrity production. Early in June, Farrah's second Playboy magazine cover and pictorial went on sale and she starred in a cable and direct-to-home ("DTH") pay-per-view special event. A Playboy home video of the event was released in August 1997.

     The Company's Playboy-branded programming is available in the United States through Playboy TV, and internationally through the Company's networks and, on a tier or program-by-program basis, by foreign broadcasters. Playboy TV is offered on cable and through the DTH market on a pay-per-view and monthly subscription basis. The Company currently has three international Playboy TV networks in the United Kingdom, Japan and Latin America. Additionally, the Company has an AdulTVision network in Latin America. The Company has also announced plans to launch networks in Spain, Portugal and South Korea during fiscal 1998. The Company also distributes its programming on videocassettes, laserdiscs and digital video discs ("DVDs"), which are sold or rented through retail outlets worldwide and sold through direct mail in domestic markets.

     The Company's Playboy-branded programming for television and home video features stylized eroticism in a variety of entertaining formats for men and women, with an emphasis on programming for couples. The programming does not contain depictions of explicit sex or scenes that link sexuality with violence, and is consistent with the level of taste and quality established by Playboy magazine.

PLAYBOY TV

     When the Company introduced its national pay cable network, Playboy TV, in 1982, it was available only through monthly subscriptions. In December 1989, the Company began to focus on the then-emerging pay-per-view market by promoting the pay-per-view option in addition to the monthly subscription option. Pay-per-view services are available in cable systems that are equipped with addressable hardware that allows cable subscribers to order specific programs. In recent years, Playboy TV has added viewers through the DTH business, which is the fastest-growing segment of the pay television business.

Cable

     In May 1994, the Company expanded Playboy TV from a 10-hour per night schedule to 24-hour availability. This change has enabled the Company to increase revenues through maximum utilization of its transponder on Hughes Communications' Galaxy V satellite by offering more buying opportunities to the consumer. At June 30, 1997, Playboy TV was available to 11.2 million cable addressable households, a 1% decrease compared to June 30, 1996, while households with 24-hour availability decreased 1.1 million, or 28%, to 2.8 million over the same period. The drop in households with 24-hour availability occurred in the fourth quarter of fiscal 1997 after the enforcement of Section 505 of the Telecommunications Act of 1996 (the "Telecommunications Act"), as discussed below.

     The performance of Playboy TV in individual cable systems varies based principally on the ordering technology and the quantity and quality of marketing done by affiliated cable systems ("Cable Affiliates").

     Pay-per-view permits customers to purchase only as much of the Company's programming as they wish and only when they desire to watch the programming. Pay-per-view also permits customers to control the viewing of the programming within their households. In addition, the relatively low price of an evening of pay-per-view programming competes well with many other forms of entertainment. Individual cable system operators determine the retail price of the pay-per-view service, although prices average approximately $5.25 for a block of programming.

     The number of monthly cable subscribers has declined, as expected. As of June 30, 1997, Playboy TV had approximately 157,000 monthly subscribing households, down from 192,000 at June 30, 1996 and 201,000 at June 30, 1995. Individual Cable Affiliates determine the retail price of the monthly subscription service, although prices average approximately $9.00, largely dependent on the number of premium services to which a household subscribes.

       The following table illustrates certain information regarding cable households in general, and Playboy TV (in thousands):

                                                                  Playboy TV
                             Total Cable    Cable Addressable  Cable Addressable
                             Households(a)    Households(a)      Households(b)
                            -------------    -------------      -------------
  June 30, 1995                60,350           23,450             10,600
  June 30, 1996                62,850           26,400             11,300
  June 30, 1997                64,000           29,350             11,200

  Compound Annual
   Growth Rate (1995-1997)        3.0%            11.9%               2.8%

  _______________
  (a) Source: Estimated by the Company based on information reported in 1997 by Paul Kagan Associates, Inc. ("Kagan") for December 31 of each respective year. Kagan projects less than 1% and 9% average annual increases in total cable households and total cable addressable households, respectively, through calendar 2000.

  (b) Represents the number of cable addressable households to which Playboy TV was available as of the end of the fiscal year.

       Most cable service in the United States is distributed through large multiple system operators ("MSOs"). At June 30, 1997, the Company had arrangements with 18 of the nation's 20 largest MSOs. These 18 MSOs, through Cable Affiliates, controlled access to approximately 56.0 million, or 88%, of the 64.0 million total cable households. Once arrangements are made with an MSO, the Company is able to negotiate channel space for Playboy TV with the Cable Affiliates controlled by that MSO, and acceptance by Cable Affiliates provides the basis for expanding the Company's access to individual cable households. Four of these 18 MSOs served approximately 8.7 million, or 78%, of the 11.2 million cable addressable households to which Playboy TV was available at June 30, 1997. Consistent with industry practice, the Company's agreements with Cable Affiliates are generally cancelable upon 60 or 90 days' notice by either party.

       At June 30, 1997, the cable systems in which Playboy TV was offered included approximately 22.1 million cable households which either had access, or could obtain access, to the network. Of these households, 11.7 million could purchase Playboy TV only on a pay-per-view basis, 0.7 million could purchase only on a monthly subscription basis and 9.7 million could purchase the programming on either basis.

       Management believes that the Telecommunications Act discussed below has slowed growth in cable access for the Company's domestic pay television businesses. Additionally, management believes that the growth has slowed in recent years due to the effects of cable reregulation by the Federal Communications Commission ("FCC"), including the "going-forward rules" announced in fiscal 1995 which provide cable operators with incentives to add basic services. As cable operators have utilized available channel space to comply with "must-carry" provisions, mandated retransmission consent agreements and "leased access" provisions, competition for channel space has increased. Additionally, the delay of new technology, primarily digital set-top converters which would dramatically increase channel capacity, has contributed to the slowdown. Management believes that growth will continue to be affected in the near term as the cable television industry responds to the FCC's rules and subsequent modifications, and develops new technology. However, as digital technology (which is unaffected by Section 505) becomes more available, the Company believes that ultimately its pay television networks will be available to the vast majority of cable households on a 24-hour basis.

     In February 1996, Congress passed the Telecommunications Act, and President Clinton signed it into law. Certain provisions of the Telecommunications Act are directed exclusively at cable programming in general and adult cable programming in particular. In some cable systems, audio or momentary bits of video of premium or pay-per-view channels may accidentally become available to nonsubscribing cable customers. This is called "bleeding." The practical effect of Section 505 of the Telecommunications Act ("Section 505") is to require many existing cable systems to employ additional blocking technology in every household in every cable system that offers adult programming, whether or not customers request it or need it, to prevent any possibility of bleeding, or to restrict the period during which the programming is transmitted from 10:00 p.m. to 6:00 a.m. Penalties for violation of the Telecommunications Act are significant and include fines and imprisonment. Surveying of cable operators and initial results indicate that most will choose to comply with Section 505 by restricting the hours of transmission. See Part I. Item 3. "Legal Proceedings."

     Management believes that the Company's revenues attributable to its domestic pay television cable services will continue to be materially adversely affected as a result of enforcement of Section 505 due to reduced buy rates from the systems that roll back carriage to a 10:00 p.m. start time and possibly reduced carriage from cable operators due to aggressive competition for carriage from all program suppliers. However, the impact on the fiscal year ended June 30, 1997 was not material as enforcement of Section 505 did not commence until May 18, 1997. Preliminary results which the Company has received from the cable operators indicate that the Entertainment Group's annual revenue decline will be approximately $5 million. The Company intends to pursue in the United States District Court in Wilmington, Delaware (the "Court") its case challenging on constitutional grounds the validity of Section 505 and to seek a permanent injunction against the enforcement of Section 505. There can be no assurance that the Court will grant such an injunction. The Company's full case on the merits will not be heard or decided by the Court until calendar 1998.

     Additionally, from time to time, certain groups have sought to exclude the Company's programming from local pay television distribution because of the adult-oriented content of the programming. Management does not believe that any such attempts will materially affect the Company's access to cable systems, but the nature and impact of any such limitations in the future cannot be determined.

     Growth in the pay-per-view market is expected to result in part from cable systems upgrades, utilizing fiber-optic, compression technologies or other bandwidth expansion methods that provide cable operators additional channel capacity. When implemented, compression technology, where employed, will dramatically increase channel capacity. Industry analysts expect a large percentage of this additional channel capacity to be dedicated to pay-per-view programming. The timing and extent of these developments and their impact on the Company cannot yet be determined.

     Playboy TV's cable programming is delivered primarily through a communications satellite transponder. Playboy TV's current transponder lease, effective January 1, 1993, contains protections typical in the industry against transponder failure, including access to spare transponders on the same satellite as well as transponders on another satellite currently in operation. Access to the transponder may be denied under certain narrowly defined circumstances relating to violations of law or threats to revoke the license of the satellite owner to operate the satellite based on programming content. However, the Company has the right to challenge any such denial and believes that the transponder will continue to be available to it through the end of the expected life of the satellite (currently estimated to be in 2004). The Company's current lease term expires October 30, 2001.

     As of April 30, 1996, the Company was no longer obligated to make monthly royalty payments that the Company had paid under a termination agreement with the former distributor of its pay television service. As a result, the profit contribution of Playboy TV and the operating performance of the Entertainment Group have been favorably impacted by the termination of such royalty payments.

     Competition among providers of cable services for channel space and viewer spending is intense and the Company competes in this segment of its business primarily on the basis of its brand name and its original unique quality programming. Playboy TV's competition varies in the type and quality of programming offered, and includes adult movie services which offer primarily third party programming. As the Company's agreements with cable operators have come up for renewal or renegotiation, the Company has experienced significant competition from these lower cost competitors with respect to the revenue split between the cable operator and the Company. The Company believes that a majority of its current fee arrangements with its Cable Affiliates with respect to Playboy TV are generally more favorable to it as a service provider than fee arrangements offered by its adult movie service competitors and less favorable to the Company as a service provider than fee arrangements offered by general interest movie service competitors. While there can be no assurance that the Company will be able to maintain its current fee structures in the face of price competition, the Company believes that strong Playboy brand recognition, the quality of its programming and its resulting ability to appeal more effectively to a broader range of adult audiences are critical factors which will continue to differentiate Playboy TV from its competitors. In fiscal 1996, in part as a response to such price competition, the Company launched a flanker channel, AdulTVision, to provide a lower-cost product that, in combination with Playboy TV, can result in a more attractive overall fee arrangement for cable operators.

DTH

     The Company also provides Playboy TV via encrypted signal, on both a pay-per-view and subscription basis, to home satellite dish viewers. The DTH market, which is not impacted by Section 505, is the fastest growing segment of Playboy TV, with fiscal 1997 DTH revenues exceeding cable revenues for the first time. As of June 30, 1997, 1996 and 1995, Playboy TV was available on a monthly subscription and/or pay-per-view basis to approximately 6,277,000, 4,867,000 and 3,282,000 DTH viewers, respectively. At the end of fiscal 1994, Playboy TV became one of the first networks to be launched on DirecTV, the first commercial digital broadcast satellite ("DBS") service. This service provides exceptional improvements in program delivery and consumer interface to households equipped with Digital Satellite System receiving units, consisting of an 18-inch satellite antenna, a digital receiver box and a remote control. Playboy TV expanded from 10-hour to 24-hour programming on DirecTV in August 1995. Playboy TV was added to a second DBS service, PrimeStar, at the end of fiscal 1995 and was expanded from 10-hour to 24-hour programming and became available on a subscription (as well as a pay-per-view) basis beginning in April 1997. The significant growth in the DTH market has provided the Company with an expanded customer base via a digital transmission which has produced higher buy rates than analog cable markets.

DOMESTIC HOME VIDEO

     The Company also distributes its original programming domestically via videocassettes, laserdiscs and DVDs that are sold or rented in video stores, music and other retail outlets and through direct mail, including two of the Company's catalogs. Playboy Home Video is one of the largest-selling brands of nontheatrically released, special-interest videos in the United States. Playboy Home Video was named as Billboard magazine's "Top Video Sales Label" for calendar years 1996 and 1995. The format of Playboy Home Videos is consistent with the style, quality and focus of Playboy magazine.

     During fiscal 1995, the Company released 14 new Playboy Home Video titles, including the release of The Best of Pamela Anderson in June 1995, which became the first Playboy Home Video title ever to reach the number one spot on Billboard magazine's weekly Top Video Sales Chart ("Sales Chart"), a position that it maintained for 12 weeks in fiscal 1996. Additionally, three other fiscal 1995 releases were in the top five on the Sales Chart. In addition, the Company released four other titles in fiscal 1995, including a documentary and a workout video. Also in fiscal 1995, a new product line, The Eros Collection, was introduced. As previously discussed, these are small-budget, non-Playboy-branded movies.

     In fiscal 1996, the Company released 14 new Playboy Home Video titles, including The Best of Anna Nicole Smith which reached the number two spot on the Sales Chart. Eight of the 14 new titles entered the top five on the Sales Chart in fiscal 1996. The Best of Jenny McCarthy was released in June 1996 and became the second Playboy title to reach the number one spot on the Sales Chart, a position it held for five weeks in the summer of 1996. Due to its outstanding performance throughout the year, this title held the number four position in Billboard magazine's 1996 Year in Video Chart.

     The Company also released 14 new Playboy Home Video titles in fiscal 1997, all of which entered the top 20 on the Sales Chart during the fiscal year, with 11 of the 14 also reaching the top ten. The Company plans to release 16 Playboy Home Video titles in fiscal 1998.

     In addition to retail sales, the Company also sells its videos through direct-marketing channels, including Playboy magazine, Playboy catalog, Critics' Choice Video catalog and the Playboy Store, on Playboy.com. The Company has also entered into various direct marketing alliances for the sales of its continuity series. In fiscal 1997, the Company introduced a second continuity series featuring new products with Sony Music Direct. As of June 1997, Sony Music Direct also took over from Time Life Inc. the marketing and distribution of the first continuity series representing the core retail product line to new direct response customers. Time Life Inc. will continue to market and distribute the core retail product to the existing customer base through June 1998. Also, the Company entered into an agreement with Real Entertainment, Inc. in May 1997 for a separate direct response program representing the Playboy Home Video product line.

     The Company's Playboy Home Video products have been distributed in the United States and Canada by Universal Music & Video Distribution ("Uni"; formerly Uni Distribution Corp.) whereby, until the fourth quarter of fiscal 1995, the Company was responsible for manufacturing the video product and for certain marketing and sales functions. The Company's new release titles are still distributed in this manner, however, in the fourth quarter of fiscal 1995 the Company entered into a three-year distribution agreement with Uni related to backlist titles (titles in release for longer than a year) that shifted manufacturing and marketing responsibilities to Uni. The Company has received annual guarantees for the backlist titles, the first two years of which were subject to certain earn-out provisions. During fiscal 1997, the third and final year of the agreement was extended through June 1998.

     The Company also distributes its video programming via laserdiscs and, beginning in fiscal 1997, the new DVD format, through agreements with Image Entertainment, Inc.

INTERNATIONAL TV AND HOME VIDEO

     Internationally, Playboy programming is available in approximately 150 countries, either on a tier or program-by-program basis or, in the United Kingdom, Japan and Latin America, through a local Playboy network in which the Company owns an equity interest and from which it receives licensing fees for programming and the use of the Playboy brand name.

     The Company markets its programming to foreign broadcasters and pay television services. As appropriate, typically the licensees then customize, dub or subtitle the programming to meet the needs of individual markets. In countries that can support a Playboy programming tier, the Company has expanded its relationships with foreign broadcasters by entering into exclusive multiyear multiproduct output agreements with international pay television distributors. These agreements enable the Company to have an ongoing branded presence in international markets and generate higher and more consistent revenues than selling programs on a show-by-show basis.

     In fiscal 1995, the Company launched the first international Playboy TV network in the United Kingdom in a joint-venture agreement with Flextech plc, a U.K. entertainment company that is majority-owned by a subsidiary of Tele-Communications, Inc. ("TCI") and British Sky Broadcasting Ltd. ("BSKyB"). The Company owns 19% of the network, with an option to acquire an additional 10% equity interest, and receives license fees for programming and the use of the Playboy brand name.

     During fiscal 1996, a second international Playboy TV network was launched in Japan in partnership with Tohokushinsha Film Corp. in which the Company owns less than a 20% interest. Additionally, the Company entered into a long term program supply agreement under which it will provide 700 hours of programming over the first five years of the venture and receives a royalty for use of its brand name. During fiscal 1997, the venture was granted a license to distribute to the DTH market in Japan.

     A third international Playboy TV network and the first international AdulTVision network were launched in Latin America in the fall of 1996. The Company holds a 19% interest in the venture, with an option to acquire up to 49.9% of all equity interests. The Company also receives licensing fees for its programming and royalty payments for use of its brand name. The venture is with an affiliate of the Cisneros Group of Companies ("Cisneros"), one of Latin America's most prominent conglomerates and broadcasters. The two Latin American networks are on Galaxy Latin America, a DTH service majority-owned by Hughes Electronics, which owns DirecTV in the United States.

     The Company's partnership with Cisneros has been expanded to encompass Playboy TV and AdulTVision networks in Spain and Portugal, which are expected to be launched during fiscal 1998. In March 1997, the Company announced that it will launch a Playboy TV network in South Korea through a partnership with Daewoo Corporation. The Company will own 15% of the venture; the highest equity position a foreign entity can hold. The South Korean network, expected to be launched during fiscal 1998, will initially be offered on a 24-hour basis in hotels and motels. The Company continues to explore opportunities for additional international networks.

     As the Company's international networks grow, the Company intends to produce programming specifically targeted to the local markets in order to maximize the appeal of Playboy TV among the Company's new customers. For example, the U.S. popularity of Night Calls, the Company's live call-in talk show, prompted the creation of Night Calls U.K. in fiscal 1997, and the Company also plans to develop a Latin American version of the show.

     Through separate distribution agreements, the Company also distributes its U.S. home video products to more than 50 countries in South America, Europe, Australia, Asia and Africa. These products are based on the videos produced for the U.S. market, with dubbing or subtitling into the local language where necessary.

ADULTVISION

     In July 1995, the Company launched a second pay television network, AdulTVision, as a flanker network to Playboy TV. The new network allows the Company to appeal more effectively to a broader range of adult audiences. AdulTVision is principally offered on a pay-per-view basis and is sold primarily in combination with Playboy TV through cable operators, and to the DTH market. At June 30, 1997, the network was available in approximately 5.3 million cable addressable and DTH households. The network reported an operating loss for fiscal 1996 but was profitable in fiscal 1997. As previously discussed, the Company launched the network internationally in Latin America in the fall of 1996 and expects to launch an additional AdulTVision network in Spain and Portugal during fiscal 1998.

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

     The revenues and operating income of the Product Marketing Group were as follows for the periods indicated in the following table (in millions):

                                               Years Ended June 30,
                                             ------------------------
                                             1997      1996      1995
                                             ----      ----      ----
  REVENUES...............................    $8.0      $7.1      $6.8
                                             ====      ====      ====
  OPERATING INCOME.......................    $3.5      $3.7      $3.4
                                             ====      ====      ====

     The Product Marketing Group works with licensees to develop, market and distribute high-quality, branded merchandise. The Company's licensed product lines include men's clothing, accessories, watches, jewelry, fragrances, small leather goods, stationery, eyewear, home fashions and condoms. These products are marketed principally in countries in Asia, primarily through retail outlets, including department and specialty stores. The Company's Hong Kong-based apparel licensee operates approximately 450 freestanding Playboy stores and boutiques within department stores in China and Hong Kong. To control more effectively sales and distribution in mainland China, this licensee has five distribution and sales offices throughout the country and is expected to complete construction of a new factory by the end of calendar 1997.

     Continuing its alliance with Consolidated Cigar Corporation, a second Playboy cigar line was launched in fiscal 1997, the limited-edition LeRoy Neiman Selection. Neiman, whose artwork has been featured in Playboy magazine for more than 40 years, created an original work of art for the cigar box and his image appears on the cigar band. In fiscal 1998, Playboy by Don Diego cigars, the Company's first cigar line, will be marketed internationally for the first time, with initial rollouts in Germany, Japan and the United Kingdom.

     Royalties are based on a fixed or variable percentage of the licensee's total net sales, in many cases against a guaranteed minimum. In fiscal 1997, approximately 72% of the royalties earned from licensing the Company's trademarks was derived from licensees in Asia, 13% from the United States and 12% from Europe.

     The Company maintains control of the design and quality specifications of its licensed products to ensure that products are consistent with the quality of the Playboy image. To project a consistent image for Playboy-branded products throughout the world, a global advertising campaign and brand strategy was launched in fiscal 1995 to integrate all of the marketing efforts of the product licensees and to control the brand more effectively. Significant investments in brand marketing and product design were also made during fiscal 1997 to further promote a cohesive brand image.

     To capitalize on its international name recognition, the Company continues to increase its international product marketing activities, specifically targeting growth for its licensing business in South America and Europe.

     Special Editions, Ltd. primarily licenses art-related products based on the Company's extensive collection of artwork, many of which were commissioned as illustrations for Playboy magazine and for use in the Company's other businesses. These include posters, limited-edition prints, art watches, art ties and collectibles. Prominent artists represented have included Salvador Dali, Keith Haring, LeRoy Neiman, Patrick Nagel, Alberto Vargas, Ed Paschke, Andy Warhol, Bas Van Reek, Karl Wirsum and Roger Brown.

     Additionally, the Company owns all of the trademarks and service marks of Sarah Coventry, Inc., which it licenses primarily domestically. Costume jewelry and watches are the principal product lines distributed by Sarah Coventry licensees.

     To protect the success and potential future growth of the Company's product marketing and other businesses, the Company actively defends its trademarks throughout the world and monitors the marketplace for counterfeit products. Consequently, it initiates legal proceedings from time to time to prevent unauthorized use of the trademarks. The Company uses a hologram on Playboy packaging as a mark of authenticity. While the trademarks differentiate the Company's products, the marketing of apparel and jewelry is an intensely competitive business that is extremely sensitive to shifts in consumer buying habits and fashion trends, as well as changes in the retail sales environment.

CATALOG GROUP

     The Company's Catalog Group operations include the direct marketing of products through Critics' Choice Video, Collectors' Choice Music and Playboy catalogs, combined with the marketing of products through sites on the Internet.

     The revenues and operating income of the Catalog Group were as follows for the periods indicated in the following table (in millions):

                                       Years Ended June 30,
                                     ------------------------
                                      1997     1996     1995
                                     ------   ------   ------
  REVENUES.......................... $ 76.3   $ 71.7   $ 61.4
                                     ======   ======   ======

  OPERATING INCOME.................. $ 4.8    $  5.2   $  5.2
                                     ======   ======   ======


     The Critics' Choice Video catalog, one of the largest-circulation catalogs of classic, popular and hard-to-find movies, is published quarterly and includes movies from all of the major film studios and hundreds of special-interest videos. The catalog has expanded through alternative distribution methods such as package inserts, solo mailings and ads in specialty publications. Critics' Choice Video was challenged in fiscal 1997 by a softness in prospect catalog response rates and, as a result, is planning new initiatives for fiscal 1998 to counter this softness. In the fall of 1997, the catalog is planning to launch CCVideo, an online version of the catalog, and The Big Book of Movies, a 324-page, perfect-bound oversize catalog featuring 10,000 in-stock videos, of which over 2,000 will be offered at a 25% discount. This catalog is expected to help establish Critics' Choice Video as the ultimate catalog authority in home video.

     The Collectors' Choice Music catalog currently offers more than 1,500 titles from all music genres on CDs and cassettes, including imports and hard-to-find reissues. The Collectors' Choice Music catalog is published three times annually. Since the catalog's inception in fiscal 1994, the Company has successfully increased the circulation and product offerings of the catalog, resulting in year-over-year increases in revenues and operating income.

     In a continuing effort to provide superior customer service, the Critics' Choice Video and Collectors' Choice Music catalogs operate telephone search lines through which customers can inquire about the availability of any film or musical recording, including those not in the catalogs. This service not only provides immediate assistance to the customer, but information on the interests of the customers. Also, in fiscal 1997 the Company produced, under its own labels, 24 exclusive releases under each of the Critics' Choice Video and Collectors' Choice Music catalogs, more than double the number of exclusive titles offered in fiscal 1996. Both catalogs plan to continue to expand their exclusive offerings in fiscal 1998.

     Playboy catalog products include Playboy-branded fashions, cigars and gifts, Playboy Home Video titles, Playboy collectibles, such as calendars, back issues of the magazine and newsstand specials, and CD-ROM products. The Playboy catalog is published three times annually and, beginning in fiscal 1998, has been reformatted to a larger (81/2" x 11"), more upscale catalog which will expand on Playboy-branded and licensed product offerings.

     To expand the reach of the group's products, in April 1996 an online version of the Playboy catalog, called the Playboy Store, was added to the Company's Internet site (http://www.playboy.com). The Playboy Store offers, at 20% less than through the mail, the same products as the printed version. In fiscal 1997, sales from the Playboy Store equaled approximately 9% of the print catalog sales, of which 80% were from first-time buyers, and orders were received from approximately 40 countries. In fiscal 1998, the group is planning to expand the Playboy Store, including adding more interactive features. Based on this performance and consumer interest in purchasing music and videos online, the group launched CCMusic, an online version of the Collectors' Choice Music catalog, in the summer of 1997 at http://www.ccmusic.com. As previously discussed, the group is also planning to launch CCVideo, the online version of the Critics' Choice Video catalog, in the fall of 1997 at http://www.ccvideo.com.

     Paper is the principal raw material used in publishing the Company's catalogs. In fiscal 1997, all three of the catalogs were favorably impacted by lower paper prices, which had been significantly higher in fiscal 1996. The Company plans to continue to increase overall circulation for the catalogs in fiscal 1998.

  In the summer of 1997, near the end of a five-year lease, the catalog operations began moving from its former facility to a larger facility, under terms of a built-to-suit lease, to meet additional space requirements resulting from growth in the business. The new facility is located in the same Chicago suburb and constitutes the group's second expansion in five years. The facility features an automated inventory management system and houses the group's merchandising, marketing, customer service and order fulfillment divisions. The Company will initially occupy 106,000 square feet of space and has an option to lease an additional 23,000 square feet commencing in December 2002.

     The catalog business is subject to competition from other catalogs and distributors and retail outlets selling similar merchandise. The Company continuously reviews potential catalog acquisitions and joint ventures to publish catalogs that would offer products, especially entertainment software, that would appeal to customers who buy the Company's other merchandise. In fiscal 1997, the Company purchased from the trustee in bankruptcy selected assets of the Time Warner Viewer's Edge videocassette catalog.

CASINO GAMING

     In fiscal 1996, the Company announced plans to reenter the casino gaming business. The Company, with a consortium of Greek investors, bid for and won an exclusive casino gaming license on the island of Rhodes, Greece. The Company's consortium executed the contract with the government in October 1996 and is presently renovating the historic Hotel des Roses that will be the Playboy Casino and Beach Hotel, which is expected to open in calendar 1998. The Company is continuing to explore other casino gaming opportunities with a strategy to form joint ventures, with strong local partners, in which the Company would receive license fees for the use of the Playboy name and trademarks and would consider taking equity positions.

SEASONALITY

     The Company's businesses are generally not seasonal in nature. However, second quarter revenues and operating income are typically impacted by higher newsstand cover prices of holiday issues. This, coupled with higher sales of subscriptions of Playboy magazine, also results in an increase in accounts receivable.

PROMOTIONAL AND OTHER ACTIVITIES

     The Company believes that its sales of products and services are enhanced by the public recognition of Playboy as a lifestyle. To establish such public recognition, the Company, among other activities, acquired in 1971, a mansion in Holmby Hills, California known as the "Playboy Mansion" where the Company's founder, Hugh M. Hefner, lives. The Playboy Mansion is used for various corporate activities, including serving as a valuable location for video production and magazine photography, business meetings, enhancing the Company's image, charitable functions and a wide variety of promotional and marketing purposes. The Playboy Mansion generates substantial publicity and recognition which increase public awareness of the Company and its products and services. As indicated in Part III. Item 13., Mr. Hefner pays rent to the Company for that portion of the Playboy Mansion used exclusively for his and his family's residence as well as the value of meals and other benefits received by him, his family and personal guests. The Playboy Mansion is included in the Company's financial statements as of June 30, 1997 at a cost, including all improvements and after accumulated depreciation, of approximately $2,740,000. The operating expenses of the Playboy Mansion, including depreciation, taxes and security (but excluding video taping which is now reflected as a direct controllable expense in the Office of the Chairman Emeritus), net of rent received from Mr. Hefner were approximately $3,635,000, $3,615,000 and $3,530,000 for the years ended June 30, 1997, 1996 and 1995, respectively.

     Through the Playboy Foundation, the Company supports not-for-profit organizations and projects concerned with issues historically of importance to Playboy magazine and its readers, including anti-censorship efforts, civil rights, AIDS education, prevention and research, and reproductive freedom. The Playboy Foundation provides financial support to many organizations and also donates public service advertising space in Playboy magazine and in-kind printing and design services.

EMPLOYEES

     At August 31, 1997, the Company employed 684 full-time employees compared to 636 at August 31, 1996. No employees are represented by collective bargaining agreements. The Company believes it maintains a satisfactory relationship with its employees.

Item 2.  Properties
-------------------

The Company leases office space at the following locations:

     The Company was lessee under an initial fifteen-year lease effective September 1989 of approximately 100,000 square feet of corporate headquarters space located at 680 North Lake Shore Drive, Chicago, Illinois. In August of 1996, the Company renegotiated this lease on more favorable terms, including a lower base rent which will result in savings of approximately $2.0 million over the initial term of the lease, combined with the Company obtaining certain expansion options in the building. Further, the lease term was extended three years to August 2007, with a renewal option for an additional five years. Subsequent to the renegotiation of the lease, average annual base rental expense is approximately $985,000. The Company was granted a rent abatement for the first two years of the initial lease; however, rent expense is being charged to operations on a straight-line basis over the extended term of the lease. Additionally, the lease requires the Company to pay its proportionate share of the building's real estate taxes and operating expenses. The majority of this space is used by all of the Company's operating groups, primarily Publishing.

     The Company's Publishing Group headquarters in New York City consists of approximately 50,000 square feet of space in the Crown Building, 730 Fifth Avenue, Manhattan. The Crown Building lease expires in August 2004, has an average annual base rental expense of approximately $1,380,000, and is subject to periodic increases to reflect rising real estate taxes and operating expenses. The Company was granted a rent abatement under this lease; however, rent expense is being charged to operations on a straight-line basis over the term of the lease. A limited amount of this space is utilized by the Entertainment and Product Marketing Groups and executive and administrative personnel.

     The Company's principal Entertainment Group offices are located at 9242 Beverly Boulevard, Beverly Hills, California ("Beverly Building"). The Company holds a lease for approximately 40,000 square feet in the Beverly Building through March 2002, with an average annual base rental expense of approximately $1,550,000, which is subject to annual increases calculated on a formula involving tax and operating expense increases. The Company was granted a partial rent abatement for the first two years of the lease; however, rent expense is being charged to operations on a straight-line basis over the term of the lease. Additionally, a limited amount of space is utilized by the Publishing Group and executive and administrative personnel.

The Company leases space for its operations facilities at the following locations:

     In fiscal 1993, the Company entered into a five-year lease for a 64,000 square foot warehouse facility in Itasca, Illinois, which has been used primarily for Catalog Group operations. Due to the growth of the catalog business, beginning June 1997, the Company began leasing a new larger facility in the same Chicago suburb under a 10 1/2 year lease, with a renewal option for an additional five years. The purpose of the catalog operations facility is to provide order fulfillment and related activities, and also house a portion of the Company's data processing operations and serve as a storage facility for the entire Company. The Company will initially utilize 106,000 square feet of space in the new facility and has an option to lease an additional 23,000 square feet commencing December 2002. The lease under the previous facility was terminated early as of August 1997. The average annual base rental expense under the previous lease was approximately $300,000, and will be approximately $775,000 under the new lease agreement. Additionally, the lease terms require the Company to pay real estate taxes and operating expenses.

     The Company's West Coast photography studio is located in Santa Monica, California, under terms of a ten-year lease, which commenced January 1994. The lease is for approximately 9,800 square feet of space, with an average annual base rental expense of approximately $180,000. The Company was granted a rent abatement under this lease; however, rent expense is being charged to operations on a straight-line basis over the term of the lease. Additionally, the lease requires the Company to pay its proportionate share of the building's real estate taxes and operating expenses.

     In June 1995, the Company entered into a two-year lease effective July 1995 for a motion picture production facility to be used by its Entertainment Group located in Los Angeles, California. In March 1997, this lease was extended an additional year until June 1998. The lease is for 11,600 square feet, with an annual base rental expense of approximately $105,000 for the first two years, which increases three percent in the third year.

The Company owns a Holmby Hills, California mansion property comprised of 5-1/2 acres. See "Promotional and Other Activities" under Part I. Item 1.

Item 3.  Legal Proceedings
--------------------------

     The Company is from time to time a defendant in suits for defamation and violation of rights of privacy, many of which allege substantial or unspecified damages, which are vigorously defended by the Company. The Company is presently engaged in other litigation, most of which is generally incidental to the normal conduct of its business and is immaterial in amount. Management believes that its reserves are adequate and that no such action will have a material adverse impact on the Company's financial condition. However, there can be no assurance that the Company's ultimate liability will not exceed its reserves. See Note O of Notes to Consolidated Financial Statements.

     In February 1996, Congress passed the Telecommunications Act, and President Clinton signed it into law. Certain provisions of the Telecommunications Act are directed exclusively at cable programming in general and adult cable programming in particular. In some cable systems, audio or momentary bits of video of premium or pay-per-view channels may accidentally become available to nonsubscribing cable customers. This is called "bleeding." The practical effect of Section 505 of the Telecommunications Act is to require many existing cable systems to employ additional blocking technology in every household in every cable system that offers adult programming, whether or not customers request it or need it, to prevent any possibility of bleeding, or to restrict the period during which the programming is transmitted from 10:00 p.m. to 6:00 a.m. Penalties for violation of the Telecommunications Act are significant and include fines and imprisonment. Surveying of cable operators and initial results indicate that most will choose to comply with Section 505 by restricting the hours of transmission.

     On February 26, 1996, one of the Company's subsidiaries filed a civil suit challenging Section 505 on constitutional grounds. On March 7, 1996, the Company was granted a Temporary Restraining Order ("TRO") staying the implementation and enforcement of Section 505. In granting the TRO, the court found that the Company had demonstrated it was likely to succeed on the merits of its claim that Section 505 is unconstitutional. On November 8, 1996, eight months after the TRO was granted, a three-judge panel in the Court denied the Company's request for preliminary injunction against enforcement of Section 505 of the Act and, in so denying, found that the Company was not likely to succeed on the merits of its claim. The Company appealed the Court's decision to the United States Supreme Court and enforcement of Section 505 was stayed pending that appeal. On March 24, 1997, without opinion, the Supreme Court summarily affirmed the Court's denial of the Company's request for a preliminary injunction. On July 22, 1997, the Company filed a motion for summary judgment on the ground that Section 505 is unconstitutionally vague based on the Supreme Court's decision on June 26, 1997 that certain provisions of the Telecommunications Act regulating speech on the Internet were invalid for numerous reasons, including vagueness. The Company is awaiting a decision on its motion by the Court.

     Management believes that the Company's revenues attributable to its domestic pay television cable services will continue to be materially adversely affected as a result of enforcement of Section 505 due to reduced buy rates from the systems that roll back carriage to a 10:00 p.m. start time and possibly reduced carriage from cable operators due to aggressive competition for carriage from all program suppliers. However, the impact on the fiscal year ended June 30, 1997 was not material as enforcement of Section 505 did not commence until May 18, 1997. Preliminary results which the Company has received from the cable operators indicate that the Entertainment Group's annual revenue decline will be approximately $5 million. The Company intends to pursue in the Court its case challenging on constitutional grounds the validity of Section 505 and to seek a permanent injunction against the enforcement of Section 505. There can be no assurance that the Court will grant such an injunction. The Company's full case on the merits will not be heard or decided by the Court until calendar 1998.

     On December 18, 1995, BrandsElite International Corporation, an Ontario, Canada corporation ("BrandsElite"), filed a complaint against the Company in the Circuit Court of Cook County, Illinois. In the complaint, BrandsElite, an international distributor of premium merchandise, including liquor, perfume, cosmetics and luxury gifts, principally to duty-free retailers, alleges that the Company breached a product license agreement, shortly after its execution by the Company in October 1995. The agreement provided for the appointment of BrandsElite as the exclusive, worldwide licensee of the Playboy trademark and tradename with respect to the sale of cognac and possibly some deluxe whiskeys. The Company has admitted that it advised BrandsElite that it had determined not to proceed with the transaction but disputes strongly BrandsElite's allegation that as a result of the Company's breach, BrandsElite has suffered millions of dollars of damages in future lost profits and diminished value of its stock. BrandsElite also seeks to recoup alleged out-of-pocket expenses, fees and costs incurred in bringing the action, and specific performance of the agreement. The license agreement provides for recovery by a party in any judgment entered in its favor of attorneys' fees and litigation expenses, together with such court costs and damages as are provided by law. The action is currently in discovery.

Item 4.  Submission of Matters to a Vote of Security Holders
------------------------------------------------------------

     There were no matters submitted to a vote of security holders during the fourth quarter of fiscal 1997.

EXECUTIVE OFFICERS
------------------

The following table sets forth information with respect to the Company's executive officers:

Name, Age and Position            Business Experience During Past 5 Years
----------------------            ---------------------------------------

Hugh M. Hefner, 71                Founded the Company in 1953. Has been Chairman
Chairman Emeritus and             Emeritus and Editor-in-Chief since November
Editor-in-Chief                   1988. From October 1976 to November 1988
                                  served as Chairman of the Board and Chief
                                  Executive Officer, and before that served as Chairman, President and Chief Executive
                                  Officer.


Christie Hefner, 44               Appointed to present position in November
Chairman of the Board and         1988. From September 1986 to November 1988
Chief Executive Officer           served as Vice Chairman of the Board,
                                  President and Chief Operating Officer. From
                                  February 1984 to September 1986 served as
                                  President and Chief Operating Officer; had been President since April 1982. From January
                                  1978 to April 1982 was a Corporate Vice
                                  President. She joined the Company in 1975 as Special Assistant to the Chairman of the Board.


Linda G. Havard, 42               Appointed to present position in May 1997.
Executive Vice President,         From August 1982 to May 1997 held various
Finance and Operations,           financial and management positions at Atlantic
and Chief Financial Officer       Richfield Company ("ARCO"). From October 1996
                                  to May 1997 served as ARCO's Senior Vice
                                  President in the Global Energy Ventures
                                  division. She also served as ARCO's Vice
                                  President of Corporate Planning from January
                                  1994 to December 1996. Her other positions with ARCO have included Vice President, Finance, Planning and Control, ARCO
                                  Transportation Co. and President, ARCO Pipe
                                  Line Co.


Marianne Howatson, 49             Appointed to present position in April 1997.
Executive Vice President and      From January 1995 to April 1997 served as Vice
President, Publishing Group       President and General Manager of the retail
                                  division of Cardinal Business Media. From
                                  April 1992 to July 1994 served as Group
                                  Publisher at Gruner + Jahr USA Publishing.
                                  From March 1987 to December 1991 served as
                                  Publisher of Conde Nasts' Self magazine. From
                                  March 1986 to March 1987 was Vice President and Publisher of American Express Publishing's
                                  Travel & Leisure magazine, and from January
                                  1983 to March 1986 served as Senior Vice
                                  President and Director of Marketing for the Magazine Publishers of America, the industry's preeminent trade association.


Herbert M. Laney, 52              Appointed to present position in December
Executive Vice President and      1996. From September 1995 to December 1996
President, Catalog Group          served as Senior Vice President and President,
                                  Catalog Group. From June 1993 to September
                                  1995 served as President, Catalog Group. From
                                  August 1990 to June 1993 served as Senior Vice
                                  President, Catalog Group. From June 1988 to
                                  August 1990 served as Senior Vice President,
                                  Direct Marketing.

Name, Age and Position            Business Experience During Past 5 Years
----------------------            ---------------------------------------

Anthony J. Lynn, 45               Appointed to present position in June 1992.
Executive Vice President and      From 1991 to 1992 served as President of
President, Entertainment Group    international television distribution and
                                  worldwide pay television at MGM-Pathe
                                  Communications Co., where he was Executive
                                  Vice President since 1987.


Robert J. Perkins, 50             Appointed to present position in October 1996.
Executive Vice President,         From March 1995 to September 1996 served as
Chief Marketing Officer           Senior Vice President of licensing and
                                  marketing at Calvin Klein, Inc., a leading producer of designer apparel. From March 1994 to February 1995 served as President of Q
                                  Direct, a data base marketing subsidiary of QVC Inc. From March 1991 to March 1994 was
                                  Senior Vice President of Marketing at Pizza
                                  Hut Inc. and from April 1985 to March 1991 held a variety of positions, finally as President and Chief Operating Officer, at the
                                  New York office of Chiat/Day/Mojo, a
                                  distinguished advertising agency.


Richard S. Rosenzweig, 62         Appointed to present position in November
Executive Vice President          1988. From May 1982 to November 1988 served as
                                  Executive Vice President, Office of the
                                  Chairman. From July 1980 to May 1982 served as
                                  Executive Vice President, Corporate Affairs.
                                  From January 1977 to June 1980 he was
                                  Executive Vice President for West Coast
                                  Operations. His other positions with the Company have included Executive Vice
                                  President, Publications Group, and Associate
                                  Publisher, Playboy magazine. He has been with the Company since 1958.


Howard Shapiro, 50                Appointed to present position in May 1996.
Executive Vice President,         From September 1989 to May 1996, served as
Law and Administration,           Executive Vice President, Law and
General Counsel and Secretary     Administration and General Counsel. From May
                                  1985 to September 1989 served as Senior Vice
                                  President, Law and Administration and General
                                  Counsel. From July 1984 to May 1985 served as
                                  Senior Vice President and General Counsel.
                                  From September 1983 to July 1984 served as
                                  Vice President and General Counsel. From May
                                  1981 to September 1983 served as Corporate
                                  Counsel. From June 1978 to May 1981 served as
                                  Division Counsel. From November 1973 to June
                                  1978 served as Staff Counsel.


Martha O. Lindeman, 46            Appointed to present position in March 1992.
Vice President, Corporate         From 1986 to 1992 served as Manager of
Communications and                Communications at the Tribune Company, a
Investor Relations                leading information and entertainment company.

                                    PART II


Item 5.  Market for Registrant's Common Stock and Related Stockholder Matters
-----------------------------------------------------------------------------

  The stock price information, as reported in the New York Stock Exchange Composite Listing, set forth in Note P of Notes to Consolidated Financial Statements on pages 41 and 42 of the fiscal 1997 Annual Report is incorporated herein by reference. The registrant's securities are traded on the exchanges listed on the cover page of this Form 10-K Report. As of August 31, 1997, there were 8,341 and 9,001 record holders of Class A Common Stock and Class B Common Stock, respectively. There were no cash dividends declared during either of the last two fiscal years. The Company's revolving credit agreement prohibits the payment of cash dividends.

Item 6.  Selected Financial Data
--------------------------------

  The net revenues, income (loss) from continuing operations before extraordinary item and cumulative effect of change in accounting principle, total assets, long-term financing obligations, income (loss) from continuing operations before extraordinary item and cumulative effect of change in accounting principle per common share and cash dividends declared per common share for each of the five fiscal years in the period ended June 30, 1997, set forth under the caption "Selected Financial and Operating Data" on page 23 of the fiscal 1997 Annual Report are incorporated herein by reference.

Item 7.  Management's Discussion and Analysis of Financial Condition and Results
--------------------------------------------------------------------------------
of Operations
-------------

  The information set forth under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations" on pages 25 - 31 of the fiscal 1997 Annual Report is incorporated herein by reference.

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk
--------------------------------------------------------------------

  Not required for fiscal 1997 because the Company's market capitalization was less than $2.5 billion as of January 28, 1997.

Item 8.  Financial Statements and Supplementary Data
----------------------------------------------------

  The following consolidated financial statements of the registrant and report of independent accountants set forth on pages 32 - 43 of the fiscal 1997 Annual Report are incorporated herein by reference:

  Consolidated Statements of Operations - Years ended June 30, 1997, 1996 and
  1995

  Consolidated Balance Sheets - June 30, 1997 and 1996

  Consolidated Statements of Shareholders' Equity - Years ended June 30, 1997, 1996 and 1995

  Consolidated Statements of Cash Flows - Years ended June 30, 1997, 1996 and
  1995

  Notes to Consolidated Financial Statements

  Report of Independent Accountants

  The supplementary data regarding quarterly results of operations set forth in Note P of Notes to Consolidated Financial Statements on pages 41 and 42 of the fiscal 1997 Annual Report is incorporated herein by reference.

Item 9.  Changes in and Disagreements With Accountants on Accounting and
------------------------------------------------------------------------
Financial Disclosure
--------------------

  None

                                    PART III

  Information required by Items 10, 11, 12 and 13 is contained in the registrant's Notice of Annual Meeting of Stockholders and Proxy Statement (to be filed) relating to the Annual Meeting of Stockholders to he held in November 1997, which will be filed within 120 days after the close of the registrant's fiscal year ended June 30, 1997, and is incorporated herein by reference. Information regarding executive officers is contained on pages 24 and 25 of this Form 10-K Report.

                                    PART IV

Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K
-------------------------------------------------------------------------

(a) Certain Documents Filed as Part of the Form 10-K

    Financial Statements of the registrant and report of independent accountants following as set forth under Item 8 of this Form 10-K Report and which have been incorporated by reference from pages 32 - 43 of the fiscal 1997 Annual
    Report:

       Consolidated Statements of Operations - Years ended June 30, 1997, 1996 and 1995

       Consolidated Balance Sheets - June 30, 1997 and 1996

       Consolidated Statements of Shareholders' Equity - Years ended June 30, 1997, 1996 and 1995

       Consolidated Statements of Cash Flows - Years ended June 30, 1997, 1996 and 1995

       Notes to Consolidated Financial Statements

       Report of Independent Accountants


    Financial Statement Schedule of the registrant not included in the fiscal 1997 Annual Report but filed herewith:

                                                                            Page
                                                                            ----
       Report of Independent Accountants on Financial Statement Schedule      39

       Schedule II - Valuation and Qualifying Accounts                        40

(b) Reports on Form 8-K

    There were no reports on Form 8-K filed by the Company during the fourth quarter of fiscal 1997.

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

       *a Amended and Restated Playboy Enterprises, Inc. 1995 Stock Incentive Plan (incorporated by reference to Exhibit 10.1 from the Company's quarterly report on Form 10-Q for the quarter ended March 31, 1997 (the "Third Quarter 1997 Form 10-Q"))

       *b Form of Non-Qualified Stock Option Agreement for Non-Qualified Stock Options which may be granted under the Plan

       *c Form of Incentive Stock Option Agreement for Incentive Stock Option granted under the Plan
       *d Form of Restricted Stock Agreement for Restricted Stock issued under the Plan

       (items (b), (c) and (d) incorporated by reference to Exhibits 4.3, 4.4 and 4.5, respectively, from the Company's Registration Statement No. 33-58145 on Form S-8 dated March 20, 1995)

       *e Form of Section 162(m) Restricted Stock Agreement for Section 162(m) Restricted Stock issued under the Plan

 *10.2 Playboy Enterprises, Inc. Employee Stock Purchase Plan, as amended and restated (incorporated by reference to Exhibit 10.2 from the Third Quarter 1997 Form 10-Q)

 10.3  Playboy Magazine Printing and Binding Agreements

       a May 15, 1990 agreement between Playboy Enterprises, Inc. and Quad/Graphics, Inc. regarding printing of Playboy Magazine

       b Letter agreement dated April 11, 1990 between Playboy Enterprises, Inc. and Quad/Graphics, Inc.

       (items (a) and (b) incorporated by reference to Exhibits 10.3(a) and (b), respectively, from the 1995 Form 10-K)

       c First Amendment dated August 15, 1996 to May 15, 1990 agreement (incorporated by reference to Exhibit 10.3(c) from the Company's annual report on Form 10-K for the year ended June 30, 1996 (the "1996 Form 10-K"))

 10.4 Playboy Magazine Distribution Agreement dated as of May 27, 1997 between Playboy Enterprises, Inc. and Warner Publisher Services, Inc.

 10.5  Playboy Magazine Subscription Fulfillment Agreement

       a July 1, 1987 agreement between Communication Data Services, Inc. and Playboy Enterprises, Inc. (incorporated by reference to Exhibit 10.12(a) from the Company's annual report on Form 10-K for the year ended June 30, 1992 (the "1992 Form 10-K"))

       b Amendment dated as of June 1, 1988 to said Fulfillment Agreement (incorporated by reference to Exhibit 10.12(b) from the Company's annual report on Form 10-K for the year ended June 30, 1993 (the "1993 Form 10-K"))

       c Amendment dated as of July 1, 1990 to said Fulfillment Agreement (incorporated by reference to Exhibit 10.12(c) from the Company's annual report on Form 10-K for the year ended June 30, 1991 (the "1991 Form 10-K"))

       d Amendment dated as of July 1, 1996 to said Fulfillment Agreement (incorporated by reference to Exhibit 10.5(d) from the 1996 Form 10-
            K)

 10.6 Transponder Lease Agreement dated as of December 31, 1992 between Playboy Entertainment Group, Inc. and General Electric Capital Corporation (incorporated by reference to Exhibit 10.3 from the Company's quarterly report on Form 10-Q for the quarter ended December 31, 1992 (the "Second Quarter 1993 Form 10-Q"))

 10.7 Distribution License to Exploit Home Video Rights effective October 1, 1991 between Playboy Video Enterprises, Inc. and Uni Distribution Corp. (incorporated by reference to Exhibit 10.16 from the 1991 Form 10-K)

 10.8 Distribution Agreement between Playboy Entertainment Group, Inc. and Universal Music & Video Distribution (formerly Uni Distribution Corp.) regarding licensing and sale of domestic home video product a Agreement dated as of March 24, 1995 (incorporated by reference to Exhibit 10.8 from the 1995 Form 10-K)

       b Amendment to March 24, 1995 agreement dated February 28, 1997 (incorporated by reference to Exhibit 10.6 from the Third Quarter 1997 Form 10-Q)

 10.9 Agreements effective November 1, 1995 between Playboy Entertainment Group, Inc., Continental Shelf 16 Limited, Precis (1378) Limited and Playboy TV/Benelux Limited regarding the establishment of a Playboy TV pay television service in the United Kingdom (incorporated by reference to Exhibit 10.9 from the 1996 Form 10-K)

10.10 Agreements between Playboy Entertainment Group, Inc. and Tohokushinsha Film Corporation regarding the establishment of a Playboy TV pay television service in Japan

       a    Memorandum of Agreement and Amendment dated July 31, 1995

       b    Amendment to July 31, 1995 agreement dated March 26, 1996

       (items (a) and (b) incorporated by reference to Exhibits 10.10(a) and (b), respectively, from the 1996 Form 10-K)

10.11 Agreements between Playboy Entertainment Group, Inc. and Bloomfield Mercantile Inc. related to establishing international networks in Latin America, Spain and Portugal

       #a   Agreement outline as of March 29, 1996

       #b   Letter agreement dated January 13, 1997

       (items (a) and (b) incorporated by reference to Exhibits 10.4(a) and (b), respectively, from the Third Quarter 1997 Form 10-Q)

#10.12 Memorandum of Understanding as of February 26, 1997 between Playboy
       Entertainment Group, Inc. and Daewoo Corporation related to establishing international networks in South Korea (incorporated by reference to Exhibit 10.5 from the Third Quarter 1997 Form 10-Q)

 10.13 Deal Memorandum dated June 22, 1995 between Playboy Networks Worldwide and TVN regarding distribution and services related to the AdulTVision pay television service (incorporated by reference to Exhibit 10.11 from the 1996 Form 10-K)

 10.14 Distribution Agreement between Playboy Entertainment Group, Inc. and Orion Home Video regarding the distribution of certain home video programs and product

       a    Agreement dated June 27, 1996 (incorporated by reference to Exhibit
            10.12 from the 1996 Form 10-K)

       b Amendment to June 27, 1996 agreement dated July 29, 1996 (incorporated by reference to Exhibit 10.7 from the Third Quarter 1997 Form 10-Q)

 10.15 Affiliation Agreement between Playboy Entertainment Group, Inc. and DirecTV regarding the satellite distribution of Playboy TV

       a    Agreement dated November 15, 1993

       b    First Amendment to November 15, 1993 agreement dated as of April 19,
       1994

       c    Second Amendment to November 15, 1993 agreement dated as of July 26,
       1995

       (items (a), (b) and (c) incorporated by reference to Exhibits 10.13(a),
       (b) and (c), respectively, from the 1996 Form 10-K)

 10.16 Affiliation Agreement dated February 29, 1996 between Playboy Entertainment Group, Inc. and PrimeStar Partners, L.P. regarding the satellite distribution of Playboy TV (incorporated by reference to Exhibit 10.14 from the 1996 Form 10-K)

 10.17 Warner Home Video/Critics' Choice Direct Marketing License Agreements

       a Agreement dated February 22, 1994 regarding purchase of Turner product

       b Agreement dated February 22, 1994 regarding purchase of non-Turner product

       (items (a) and (b) incorporated by reference to Exhibits 10.10 and 10.11, respectively, from the 1995 Form 10-K)

       c Agreement dated June 28, 1996 regarding purchase of Turner and non-Turner product (incorporated by reference to Exhibit 10.15(c) from the 1996 Form 10-K)

 10.18 Product License Agreements between Playboy Enterprises, Inc. and Chaifa Investment, Limited

       a Agreement dated September 26, 1989 related to the Hong Kong territory

       b Agreement dated March 4, 1991 related to the People's Republic of China territory

       c    Amendment dated July 21, 1992 related to the March 4, 1991 agreement

       d Amendment dated August 17, 1993 related to the agreements dated September 26, 1989 and March 4, 1991

       e Amendment dated January 23, 1996 related to the agreements dated September 26, 1989 and March 4, 1991

       (items (a) through (e) incorporated by reference to Exhibits 10.16(a) through (e), respectively, from the 1996 Form 10-K)

       f Amendment dated May 12, 1997 related to the agreements dated September 26, 1989 and March 4, 1991

 10.19 Revolving Line of Credit

       a Credit Agreement dated as of February 10, 1995 by and among Playboy Enterprises, Inc., Harris Trust and Savings Bank and LaSalle National Bank

       b First Amendment to February 10, 1995 Credit Agreement dated as of March 31, 1995

       (items (a) and (b) incorporated by reference to Exhibits 10.12(a) and (b), respectively, from the 1995 Form 10-K)

       c Second Amendment to February 10, 1995 Credit Agreement dated as of March 5, 1996 (incorporated by reference to Exhibit 10.17(c) from the 1996 Form 10-K)

       d Third Amendment to February 10, 1995 Credit Agreement dated as of September 11, 1997 but effective as of July 8, 1997

 10.20 Playboy Mansion West Lease Agreement, as amended, between Playboy Enterprises, Inc. and Hugh M. Hefner

       a    Letter of Interpretation of Lease

       b    Agreement of lease

       (items (a) and (b) incorporated by reference to Exhibits 10.3(a) and (b), respectively, from the 1991 Form 10-K)

 10.21 Los Angeles Office Lease Documents

       a Office lease dated as of July 25, 1991 between Playboy Enterprises, Inc. and Beverly Mercedes Place, Ltd. (incorporated by reference to
            Exhibit 10.6(c) from the 1991 Form 10-K)

       b    Amendment to July 25, 1991 lease dated June 26, 1996

       c    Amendment to July 25, 1991 lease dated September 12, 1996

       (items (b) and (c) incorporated by reference to Exhibits 10.19(b) and (c), respectively, from the 1996 Form 10-K)

 10.22 Chicago Office Lease Documents

       a Office Lease dated April 7, 1988 by and between Playboy Enterprises, Inc. and LaSalle National Bank as Trustee under Trust No. 112912 (incorporated by reference to Exhibit 10.7(a) from the 1993 Form 10-
            K)
       b First Amendment to April 7, 1988 lease dated October 26, 1989 (incorporated by reference to Exhibit 10.15(b) from the 1995 Form 10-K)

       c Second Amendment to April 7, 1988 lease dated June 1, 1992 (incorporated by reference to Exhibit 10.1 from the Second Quarter 1993 Form 10-Q)

       d Third Amendment to April 7, 1988 lease dated August 30, 1993 (incorporated by reference to Exhibit 10.15(d) from the 1995 Form 10-K)

       e Fourth Amendment to April 7, 1988 lease dated August 6, 1996 (incorporated by reference to Exhibit 10.20(e) from the 1996 Form 10-K)

 10.23 New York Office Lease Agreement dated August 11, 1992 between Playboy Enterprises, Inc. and Lexington Building Co. (incorporated by reference to Exhibit 10.9(b) from the 1992 Form 10-K)

 10.24 Itasca Warehouse Lease Documents - Teachers' Retirement System of the State of Illinois

       a Agreement dated as of October 20, 1992 between Teachers' Retirement System of the State of Illinois and Playboy Enterprises, Inc. (incorporated by reference to Exhibit 10.4 from the Second Quarter 1993 Form 10-Q)

       b Lease termination agreement related to the October 20, 1992 lease agreement dated May 27, 1997

 10.25 Itasca Warehouse Lease Documents - Centerpoint Properties Corporation

       a Agreement dated as of September 6, 1996 between Centerpoint Properties Corporation and Playboy Enterprises, Inc. (incorporated by reference to Exhibit 10.23 from the 1996 Form 10-K)

       b    Amendment to September 6, 1996 lease dated June 1, 1997

 10.26 Selected Company Remunerative Plans

       *a Executive Protection Program dated March 1, 1990 (incorporated by reference to Exhibit 10.18(c) from the 1995 Form 10-K)

       *b   Deferred Compensation Plan for Employees effective October 1, 1992

       *c Deferred Compensation Plan for Nonemployee Directors effective October 1, 1992

       (items (b) and (c) incorporated by reference to Exhibits 10.2(g) and (h), respectively, from the 1992 Form 10-K)

       *d First Amendment to Deferred Compensation Plan for Employees effective December 31, 1993 (incorporated by reference to Exhibit 10.1(f) from the 1994 Form 10-K)

       *e Second Amendment to Deferred Compensation Plan for Employees effective April 1, 1996

       *f First Amendment to Deferred Compensation Plan for Nonemployee Directors effective April 1, 1996

       (items (e) and (f) incorporated by reference to Exhibits 10.24(g) and (h), respectively, from the 1996 Form 10-K)

       *g Third Amendment to Deferred Compensation Plan for Employees effective July 1, 1997

       *h Second Amendment to Deferred Compensation Plan for Nonemployee Directors effective July 1, 1997

 10.27 Selected Employment, Termination and Other Agreements

       *a Playboy Enterprises, Inc. 1989 Stock Option Plan, as amended, For Key Employees (the "1989 Option Plan") (incorporated by reference to
            Exhibit 10.4(mm) from the 1991 Form 10-K)

       *b   Playboy Enterprises, Inc. 1989 Stock Option Agreement

       *c Letter dated July 18, 1990 pursuant to the June 7, 1990 recapitalization regarding adjustment of options

       (items (b) and (c) incorporated by reference to Exhibits 10.19(c) and (d), respectively, from the 1995 Form 10-K)

       *d   Consent and Amendment regarding the 1989 Option Plan

       *e Playboy Enterprises, Inc. 1991 Non-Qualified Stock Option Plan for Non-Employee Directors, as amended

       *f Playboy Enterprises, Inc. 1991 Non-Qualified Stock Option Agreement for Non-Employee Directors

       (items (d), (e) and (f) incorporated by reference to Exhibits 10.4(aa),
       (rr) and (nn), respectively, from the 1991 Form 10-K)

       *g Playboy Enterprises, Inc. Severance Agreement (incorporated by reference to Exhibit 10.4(vv) from the 1991 Form 10-K)

       *h Employment Agreement dated May 21, 1992 between Playboy Enterprises, Inc. and Anthony J. Lynn (incorporated by reference to Exhibit 10.4(bbb) from the 1992 Form 10-K)

       *i Amendment dated August 15, 1996 regarding the Employment Agreement dated May 21, 1992 between Playboy Enterprises, Inc. and Anthony J. Lynn (incorporated by reference to Exhibit 10.25(i) from the 1996 Form 10-K)

       *j Agreement dated October 16, 1996 amending the Employment Agreement dated May 21, 1992 between Playboy Enterprises, Inc. and Anthony J. Lynn

       *k Playboy Enterprises, Inc. Incentive Compensation Plan for Anthony J. Lynn

       (items (j) and (k) incorporated by reference to Exhibits 10.3(a) and (b), respectively, from the Third Quarter 1997 Form 10-Q)

       *l Letter Agreement dated February 26, 1993 regarding Special Incentive Compensation Plan for Herb Laney

       *m Memorandum dated May 1, 1996 regarding extension of Special Incentive Compensation Plan for Herb Laney dated February 26, 1993

       (items (l) and (m) incorporated by reference to Exhibits 10.25(j) and (k), respectively, from the 1996 Form 10-K)

       *n Memorandum dated October 11, 1996 regarding special compensation plan for Herb Laney

       *o Playboy Enterprises, Inc. Incentive Compensation Plan for Herbert M. Laney

       *p Employment Agreement dated April 7, 1997 between Playboy Enterprises, Inc. and Marianne Howatson

       *q Letter Agreement dated April 18, 1997 regarding employment of Linda Havard

       (items (n) through (q) incorporated by reference to Exhibits 10.3(c) through (f), respectively, from the Third Quarter 1997 Form 10-Q)

       *r Letter Agreement dated September 6, 1996 regarding employment of Bob Perkins

       *s Letter Agreement dated September 4, 1997 regarding Anthony J. Lynn's waiver of fiscal 1998 base salary increase

*10.28 Form of Nonqualified Option Agreement between Playboy Enterprises, Inc.
       and each of Dennis S. Bookshester and Sol Rosenthal (incorporated by reference to Exhibit 4.4 from the Company's Registration Statement No. 333-30185 on Form S-8 dated November 13, 1996)

  11   Computation of Net Income Per Share

  13   Annual Report to Security Holders

            Herewith filed as an exhibit only with respect to the parts incorporated by reference in this Form 10-K. The report, except for portions expressly incorporated by reference, is furnished for the information of the Commission only and is not to be deemed "filed" as part of the filing.

  21   Subsidiaries

  23   Consent of Independent Public Accountants

  27   Financial Data Schedule



______
*    Indicates management compensation plan

# Certain information omitted pursuant to a request for confidential treatment filed separately with and granted by the Securities and Exchange Commission

(d)  Financial Statement Schedules

     See Item 14(a) above

                                  SIGNATURES

  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                 PLAYBOY ENTERPRISES, INC.


September 23, 1997               By /s/ Linda G. Havard
                                    -----------------------------------
                                     Linda G. Havard
                                     Executive Vice President,
                                     Finance and Operations,
                                     and Chief Financial Officer



  Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


/s/Christie Hefner                        September 20, 1997
---------------------------------------
Christie Hefner
Chairman of the Board,
Chief Executive Officer and Director

/s/Richard S. Rosenzweig                  September 22, 1997
---------------------------------------
Richard S. Rosenzweig
Executive Vice President and Director

/s/Dennis S. Bookshester                  September 20, 1997
---------------------------------------
Dennis S. Bookshester
Director

/s/David I. Chemerow                      September 21, 1997
---------------------------------------
David I. Chemerow
Director


/s/Donald G. Drapkin                      September 19, 1997
---------------------------------------
Donald G. Drapkin
Director

/s/Sol Rosenthal                          September 22, 1997
---------------------------------------
Sol Rosenthal
Director

/s/Sir Brian Wolfson                      September 24, 1997
---------------------------------------
Sir Brian Wolfson
Director

/s/Linda G. Havard                        September 23, 1997
---------------------------------------
Linda G. Havard
Executive Vice President,
Finance and Operations,
and Chief Financial Officer

                                 EXHIBIT INDEX
                                 -------------

  All agreements listed below may have additional exhibits which are not attached. All such exhibits are available upon request, provided the requesting party shall pay a fee for copies of such exhibits, which fee shall be limited to the Company's reasonable expenses incurred in furnishing these documents.

Exhibit                                                                              Sequentially
Number      Description                                                              Numbered Page
------      -----------                                                              -------------
  3.1  Restated Certificate of Incorporation of the Company (incorporated by reference to Exhibit 3.1 from the 1995 Form 10-K)

  3.2 Restated bylaws of the Company (incorporated by reference to Exhibit 3.2 from the 1994 Form 10-K)

 10.1  Stock Incentive Plan
       *a   Amended and Restated Playboy Enterprises, Inc. 1995 Stock Incentive
            Plan (incorporated by reference to Exhibit 10.1 from the Third
            Quarter 1997 Form 10-Q)
       *b   Form of Non-Qualified Stock Option Agreement for Non-Qualified Stock
            Options which may be granted under the Plan
       *c   Form of Incentive Stock Option Agreement for Incentive Stock Option
            granted under the Plan
       *d   Form of Restricted Stock Agreement for Restricted Stock issued under the Plan
       (items (b), (c) and (d) incorporated by reference to Exhibits 4.3, 4.4 and 4.5, respectively, from the Company's Registration Statement No. 33-
       58145 on Form S-8 dated March 20, 1995)
       *@e  Form of 162(m) Restricted Stock Agreement for Section 162(m)
            Restricted Stock issued under the Plan                                       41-50

*10.2 Playboy Enterprises, Inc. Employee Stock Purchase Plan, as amended and restated (incorporated by reference to Exhibit 10.2 from the Third
       Quarter 1997 Form 10-Q)

 10.3  Playboy Magazine Printing and Binding Agreements
       a    May 15, 1990 agreement between Playboy Enterprises, Inc. and
            Quad/Graphics, Inc. regarding printing of Playboy Magazine
       b    Letter agreement dated April 11, 1990 between Playboy Enterprises,
            Inc. and Quad/Graphics, Inc.
       (items (a) and (b) incorporated by reference to Exhibits 10.3(a) and (b), respectively, from the 1995 Form 10-K)
       c    First Amendment dated August 15, 1996 to May 15, 1990 agreement
            (incorporated by reference to Exhibit 10.3(c) from the 1996 Form 10-
            K)

@10.4  Playboy Magazine Distribution Agreement dated as of May 27, 1997
       between Playboy Enterprises, Inc. and Warner Publisher Services, Inc.             51-80

 10.5  Playboy Magazine Subscription Fulfillment Agreement
       a    July 1, 1987 agreement between Communication Data Services, Inc. and
            Playboy Enterprises, Inc. (incorporated by reference to Exhibit
            10.12(a) from the 1992 Form 10-K)
       b    Amendment dated as of June 1, 1988 to said Fulfillment Agreement
            (incorporated by reference to Exhibit 10.12(b) from the 1993 Form
            10-K)
       c    Amendment dated as of July 1, 1990 to said Fulfillment Agreement
            (incorporated by reference to Exhibit 10.12(c) from the 1991 Form
            10-K)
       d    Amendment dated as of July 1, 1996 to said Fulfillment Agreement
            (incorporated by reference to Exhibit 10.5(d) from the 1996 Form 10-
            K)

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

 10.8   Distribution Agreement between Playboy Entertainment Group, Inc. and
        Universal Music & Video Distribution (formerly Uni Distribution Corp.)
        regarding licensing and sale of domestic home video product a Agreement dated as of March 24, 1995 (incorporated by reference to Exhibit 10.8 from the 1995 Form 10-K)
        b    Amendment to March 24, 1995 agreement dated February 28, 1997
             (incorporated by reference to Exhibit 10.6 from the Third Quarter
             1997 Form 10-Q)

 10.9   Agreements effective November 1, 1995 between Playboy Entertainment
        Group, Inc., Continental Shelf 16 Limited, Precis (1378) Limited and
        Playboy TV/Benelux Limited regarding the establishment of a Playboy TV pay television service in the United Kingdom (incorporated by reference to Exhibit 10.9 from the 1996 Form 10-K)

10.10   Agreements between Playboy Entertainment Group, Inc. and Tohokushinsha
        Film Corporation regarding the establishment of a Playboy TV pay television service in Japan
        a    Memorandum of Agreement and Amendment dated July 31, 1995
        b    Amendment to July 31, 1995 agreement dated March 26, 1996
        (items (a) and (b) incorporated by reference to Exhibits 10.10(a) and
        (b), respectively, from the 1996 Form 10-K)

10.11   Agreements between Playboy Entertainment Group, Inc. and Bloomfield
        Mercantile Inc. related to establishing international networks in Latin
        America, Spain and Portugal
        #a   Agreement outline as of March 29, 1996
        #b   Letter agreement dated January 13, 1997
        (items (a) and (b) incorporated by reference to Exhibits 10.4(a) and
        (b), respectively, from the Third Quarter 1997 Form 10-Q)

#10.12  Memorandum of Understanding as of February 26, 1997 between Playboy
        Entertainment Group, Inc. and Daewoo Corporation related to establishing international networks in South Korea (incorporated by reference to Exhibit 10.5 from the Third Quarter 1997 Form 10-Q)

 10.13 Deal Memorandum dated June 22, 1995 between Playboy Networks Worldwide and TVN regarding distribution and services related to the AdulTVision pay television service (incorporated by reference to Exhibit 10.11 from the 1996 Form 10-K)

 10.14  Distribution Agreement between Playboy Entertainment Group, Inc. and
        Orion Home Video regarding the distribution of certain home video programs and product
       a    Agreement dated June 27, 1996 (incorporated by reference to Exhibit
            10.12 from the 1996 Form 10-K)
       b    Amendment to June 27, 1996 agreement dated July 29, 1996
            (incorporated by reference to Exhibit 10.7 from the Third Quarter
            1997 Form 10-Q)

10.15  Affiliation Agreement between Playboy Entertainment Group, Inc. and
       DirecTV regarding the satellite distribution of Playboy TV
       a    Agreement dated November 15, 1993
       b    First Amendment to November 15, 1993 agreement dated as of April 19, 1994
       c    Second Amendment to November 15, 1993 agreement dated as of July 26, 1995
       (items (a), (b) and (c) incorporated by reference to Exhibits 10.13(a),
       (b) and (c), respectively, from the 1996 Form 10-K)

10.16  Affiliation Agreement dated February 29, 1996 between Playboy
       Entertainment Group, Inc. and PrimeStar Partners, L.P. regarding the satellite distribution of Playboy TV (incorporated by reference to Exhibit 10.14 from the 1996 Form 10-K)

10.17  Warner Home Video/Critics' Choice Direct Marketing License Agreements
       a Agreement dated February 22, 1994 regarding purchase of Turner product
       b Agreement dated February 22, 1994 regarding purchase of non-Turner product
       (items (a) and (b) incorporated by reference to Exhibits 10.10 and 10.11, respectively, from the 1995 Form 10-K)
       c    Agreement dated June 28, 1996 regarding purchase of Turner and non-
            Turner product (incorporated by reference to Exhibit 10.15(c) from the 1996 Form 10-K)

10.18  Product License Agreements between Playboy Enterprises, Inc. and Chaifa
       Investment, Limited
       a    Agreement dated September 26, 1989 related to the Hong Kong territory
       b    Agreement dated March 4, 1991 related to the People's Republic of
            China territory
       c    Amendment dated July 21, 1992 related to the March 4, 1991 agreement
       d    Amendment dated August 17, 1993 related to the agreements dated
            September 26, 1989 and March 4, 1991
       e    Amendment dated January 23, 1996 related to the agreements dated
            September 26, 1989 and March 4, 1991
       (items (a) through (e) incorporated by reference to Exhibits 10.16(a)
       through (e), respectively, from the 1996 Form 10-K)
       @f   Amendment dated May 12, 1997 related to the agreements dated
            September 26, 1989 and March 4, 1991                                         81-82

10.19  Revolving Line of Credit
       a    Credit Agreement dated as of February 10, 1995 by and among Playboy
            Enterprises, Inc., Harris Trust and Savings Bank and LaSalle
            National Bank
       b    First Amendment to February 10, 1995 Credit Agreement dated as of
            March 31, 1995
       (items (a) and (b) incorporated by reference to Exhibits 10.12(a) and
       (b), respectively, from the 1995 Form 10-K)
       c    Second Amendment to February 10, 1995 Credit Agreement dated as of
            March 5, 1996 (incorporated by reference to Exhibit 10.17(c) from the 1996 Form 10-K)
       @d   Third Amendment to February 10, 1995 Credit Agreement dated as of
            September 11, 1997 but effective as of July 8, 1997                          83-85

10.20  Playboy Mansion West Lease Agreement, as amended, between Playboy
       Enterprises, Inc. and Hugh M. Hefner
       a    Letter of Interpretation of Lease
       b    Agreement of lease
       (items (a) and (b) incorporated by reference to Exhibits 10.3(a) and (b), respectively, from the 1991 Form 10-K)

10.21  Los Angeles Office Lease Documents
       a    Office lease dated as of July 25, 1991 between Playboy Enterprises,
            Inc. and Beverly Mercedes Place, Ltd. (incorporated by reference to
            Exhibit 10.6(c) from the 1991 Form 10-K)
       b    Amendment to July 25, 1991 lease dated June 26, 1996
       c    Amendment to July 25, 1991 lease dated September 12, 1996
       (items (b) and (c) incorporated by reference to Exhibits 10.19(b) and
       (c), respectively, from the 1996 Form 10-K)

10.22  Chicago Office Lease Documents
       a    Office Lease dated April 7, 1988 by and between Playboy Enterprises,
            Inc. and LaSalle National Bank as Trustee under Trust No. 112912
            (incorporated by reference to Exhibit 10.7(a) from the 1993 Form 10-
            K)
       b    First Amendment to April 7, 1988 lease dated October 26, 1989
            (incorporated by reference to Exhibit 10.15(b) from the 1995 Form
            10-K)
       c    Second Amendment to April 7, 1988 lease dated June 1, 1992
            (incorporated by reference to Exhibit 10.1 from the Second Quarter
            1993 Form 10-Q)
       d    Third Amendment to April 7, 1988 lease dated August 30, 1993
            (incorporated by reference to Exhibit 10.15(d) from the 1995 Form
            10-K)
       e    Fourth Amendment to April 7, 1988 lease dated August 6, 1996
            (incorporated by reference to Exhibit 10.20(e) from the 1996 Form
            10-K)

10.23  New York Office Lease Agreement dated August 11, 1992 between Playboy
       Enterprises, Inc. and Lexington Building Co. (incorporated by reference to Exhibit 10.9(b) from the 1992 Form 10-K)

10.24  Itasca Warehouse Lease Documents - Teachers' Retirement System of the
       State of Illinois
       a    Agreement dated as of October 20, 1992 between Teachers' Retirement
            System of the State of Illinois and Playboy Enterprises, Inc.
            (incorporated by reference to Exhibit 10.4 from the Second Quarter
            1993 Form 10-Q)
       @b   Lease termination agreement related to the October 20, 1992 lease
            agreement dated May 27, 1997                                                 86-88

10.25  Itasca Warehouse Lease Documents - Centerpoint Properties Corporation
       a    Agreement dated as of September 6, 1996 between Centerpoint
            Properties Corporation and Playboy Enterprises, Inc. (incorporated by reference to Exhibit 10.23 from the 1996 Form 10-K)
       @b   Amendment to September 6, 1996 lease dated June 1, 1997                      89-91

10.26  Selected Company Remunerative Plans
       *a   Executive Protection Program dated March 1, 1990 (incorporated by reference to Exhibit 10.18(c) from the 1995 Form 10-K)
       *b   Deferred Compensation Plan for Employees effective October 1, 1992
       *c   Deferred Compensation Plan for Nonemployee Directors effective
            October 1, 1992
       (items (b) and (c) incorporated by reference to Exhibits 10.2(g) and (h), respectively, from the 1992 Form 10-K)
       *d   First Amendment to Deferred Compensation Plan for Employees
            effective December 31, 1993 (incorporated by reference to Exhibit
            10.1(f) from the 1994 Form 10-K)
       *e   Second Amendment to Deferred Compensation Plan for Employees
            effective April 1, 1996

       *f   First Amendment to Deferred Compensation Plan for
            Nonemployee Directors effective April 1, 1996
       (items (e) and (f) incorporated by reference to Exhibits 10.24(g) and
       (h), respectively, from the 1996 Form 10-K)
       *@g  Third Amendment to Deferred Compensation Plan for Employees
            effective July 1, 1997                                                       92-94
       *@h  Second Amendment to Deferred Compensation Plan for
            Nonemployee Directors effective July 1, 1997                                    95

10.27  Selected Employment, Termination and Other Agreements
       *a   Playboy Enterprises, Inc. 1989 Stock Option Plan, as amended, For
            Key Employees (the "1989 Option Plan") (incorporated by reference to
            Exhibit 10.4(mm) from the 1991 Form 10-K)
       *b   Playboy Enterprises, Inc. 1989 Stock Option Agreement
       *c   Letter dated July 18, 1990 pursuant to the June 7, 1990
            recapitalization regarding adjustment of options
       (items (b) and (c) incorporated by reference to Exhibits 10.19(c) and
       (d), respectively, from the 1995 Form 10-K)
       *d   Consent and Amendment regarding the 1989 Option Plan
       *e   Playboy Enterprises, Inc. 1991 Non-Qualified Stock Option Plan for
            Non-Employee Directors, as amended
       *f   Playboy Enterprises, Inc. 1991 Non-Qualified Stock Option Agreement
            for Non-Employee Directors
       (items (d), (e) and (f) incorporated by reference to Exhibits 10.4(aa),
       (rr) and (nn), respectively, from the 1991 Form 10-K)
       *g   Playboy Enterprises, Inc. Severance Agreement (incorporated by reference to Exhibit 10.4(vv) from the 1991 Form 10-K)
       *h   Employment Agreement dated May 21, 1992 between Playboy Enterprises,
            Inc. and Anthony J. Lynn (incorporated by reference to Exhibit
            10.4(bbb) from the 1992 Form 10-K)
       *i   Amendment dated August 15, 1996 regarding the Employment Agreement dated May 21, 1992 between Playboy Enterprises, Inc. and Anthony J.
            Lynn (incorporated by reference to Exhibit 10.25(i) from the 1996
            Form 10-K)
       *j   Agreement dated October 16, 1996 amending the Employment Agreement dated May 21, 1992 between Playboy Enterprises, Inc. and Anthony J.
            Lynn
       *k   Playboy Enterprises, Inc. Incentive Compensation Plan for Anthony J.
            Lynn
       (items (j) and (k) incorporated by reference to Exhibits 10.3(a) and (b), respectively, from the Third Quarter 1997 Form 10-Q)
       *l   Letter Agreement dated February 26, 1993 regarding Special Incentive
            Compensation Plan for Herb Laney
       *m   Memorandum dated May 1, 1996 regarding extension of Special
            Incentive Compensation Plan for Herb Laney dated February 26, 1993
       (items (l) and (m) incorporated by reference to Exhibits 10.25(j) and
       (k), respectively, from the 1996 Form 10-K)
       *n   Memorandum dated October 11, 1996 regarding special compensation plan for Herb Laney
       *o   Playboy Enterprises, Inc. Incentive Compensation Plan for Herbert M.
            Laney
       *p   Employment Agreement dated April 7, 1997 between Playboy
            Enterprises, Inc. and Marianne Howatson
       *q   Letter Agreement dated April 18, 1997 regarding employment of Linda
            Havard
       (items (n) through (q) incorporated by reference to Exhibits 10.3(c)
       through (f), respectively, from the Third Quarter 1997 Form 10-Q)
       *@r  Letter Agreement dated September 6, 1996 regarding employment of
            Bob Perkins                                                                  96-98
       *@s  Letter Agreement dated September 4, 1997 regarding Anthony J.
            Lynn's waiver of fiscal 1998 base salary increase                               99

*10.28  Form of Nonqualified Option Agreement between Playboy Enterprises, Inc.
        and each of Dennis S. Bookshester and Sol Rosenthal (incorporated by reference to Exhibit 4.4 from the Company's Registration Statement No.
        333-30185 on Form S-8 dated November 13, 1996)

@11     Computation of Net Income Per Share                                                100

@13     Annual Report to Security Holders                                              101-122

        Herewith filed as an exhibit only with respect to the parts incorporated by reference in this Form 10-K. The report, except for portions expressly incorporated by reference, is furnished for the information of the Commission only and is not to be deemed "filed" as part of the filing.

@21     Subsidiaries                                                                       123

@23     Consent of Independent Public Accountants                                          124

@27     Financial Data Schedule                                                            125

_________________

*   Indicates management compensation plan
# Certain information omitted pursuant to a request for confidential treatment filed separately with and granted by the Securities and Exchange Commission
@  Filed herewith

                       REPORT OF INDEPENDENT ACCOUNTANTS
                       ---------------------------------
                       ON FINANCIAL STATEMENT SCHEDULES
                       --------------------------------


To the Shareholders and Board of Directors
Playboy Enterprises, Inc.



  Our report on the consolidated financial statements of Playboy Enterprises, Inc. and its Subsidiaries has been incorporated by reference in this Form 10-K from page 43 of the fiscal 1997 Annual Report to Shareholders of Playboy Enterprises, Inc. and its Subsidiaries. In connection with our audits of such financial statements, we have also audited the related financial statement schedule listed in the index on page 27 of this Form 10-K.

  In our opinion, the financial statement schedule referred to above, when considered in relation to the basic financial statements taken as a whole, present fairly, in all material respects, the information required to be included therein.



                           Coopers & Lybrand L.L.P.



Chicago, Illinois
August 5, 1997

                  PLAYBOY ENTERPRISES, INC. AND SUBSIDIARIES
                                  SCHEDULE II
                       VALUATION AND QUALIFYING ACCOUNTS
               FOR THE YEARS ENDED JUNE 30, 1997, 1996 AND 1995
                                (IN THOUSANDS)


==========================================================================================================
           COLUMN A                         COLUMN B          COLUMN C          COLUMN D       COLUMN E
----------------------------------------------------------------------------------------------------------
                                                             Additions
                                                       ----------------------
                                           Balance at  Charged to  Charged to                 Balance at
                                            Beginning   Costs and   Other                        End
         Description                        of Period   Expenses    Accounts   Deductions     of  Period
-------------------------------            ----------  ----------  ----------  ----------     ----------
Allowance deducted in the balance sheet
 from the asset to which it applies:

Year ended June 30, 1997:

 Allowance for doubtful accounts           $    3,009  $    1,241  $  1,522(a) $    1,890(b)  $   3,882
                                           ==========  ==========  ========    ==========     =========

 Allowance for returns                     $   21,939  $        -  $ 64,197(c) $   63,389(d)  $  22,747
                                           ==========  ==========  ========    ==========     =========


Year ended June 30, 1996:

 Allowance for doubtful accounts           $    4,837  $      504  $  1,632(a) $    3,964(b)  $   3,009
                                           ==========  ==========  ========    ==========     =========
 Allowance for returns                     $   20,952  $        -  $ 59,718(c) $   58,731(d)  $  21,939
                                           ==========  ==========  ========    ==========     =========


Year ended June 30, 1995:

 Allowance for doubtful accounts           $    3,155  $    1,709  $  2,042(a) $    2,069(b)  $   4,837
                                           ==========  ==========  ========    ==========     =========
 Allowance for returns                     $   18,612  $        -  $ 57,057(c) $   54,717(d)  $  20,952
                                           ==========  ==========  ========    ==========     =========

Notes:

(a) Represents provisions for unpaid subscriptions charged to net revenues. Also included in fiscal 1996 amount was $98 related to the consolidation of the VIPress Poland Sp. z o.o. balance at the acquisition date in March 1996.

(b)  Represents uncollectible accounts less recoveries.

(c) Represents provisions charged to net revenues for estimated returns of Playboy magazine, other domestic publishing products and domestic home videos.

(d)  Represents settlements on provisions previously recorded.