Form 10-Q
period 1997-09-30
PLAYBOY ENTERPRISES INC
filed 1997-11-10
CIK 79114

               UNITED STATES SECURITIES AND EXCHANGE COMMISSION



                             WASHINGTON, D.C. 20549



                                   FORM 10-Q




(Mark One)

[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 1997

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

                              Yes  X      No
                                  ___        ___



As of October 31, 1997, there were 4,748,954 shares of Class A Common Stock, par value $0.01 per share, and 15,771,186 shares of Class B Common Stock, par value $0.01 per share, outstanding.

                   PLAYBOY ENTERPRISES, INC. AND SUBSIDIARIES
                               INDEX TO FORM 10-Q

                                  ____________


                                                                         Page Number
                                                                         -----------


Part I.   Financial Information

          Condensed Consolidated Statements of Operations for the
          Quarters Ended September 30, 1997 and 1996 (Unaudited)               3

          Condensed Consolidated Balance Sheets at September 30,
          1997 (Unaudited) and June 30, 1997                                   4

          Condensed Consolidated Statements of Cash Flows for the
          Quarters Ended September 30, 1997 and 1996 (Unaudited)               5

          Notes to Condensed Consolidated Financial Statements               6-7

          Management's Discussion and Analysis of Financial
          Condition and Results of Operations                               8-14

          Quantitative and Qualitative Disclosures about Market Risk          14

Part II.  Other Information                                                15-16


                  PLAYBOY ENTERPRISES, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS for the Quarters Ended September 30 (Unaudited)
                   (In thousands, except per share amounts)




                                                            1997         1996
                                                          -------       -------
Net revenues                                              $68,214       $66,224
                                                          -------       -------
Costs and expenses:
 Cost of sales                                            (57,093)      (56,261)
 Selling and administrative expenses                       (8,793)       (7,534)
                                                          -------       -------
   Total costs and expenses                               (65,886)      (63,795)
                                                          -------       -------

     Operating income                                       2,328         2,429
                                                          -------       -------

Nonoperating income (expense):
 Investment income                                             22            20
 Interest expense                                            (121)         (134)
 Other, net                                                    92           (75)
                                                          -------       -------
   Total nonoperating expense                                  (7)         (189)
                                                          -------       -------


     Income before income taxes                             2,321         2,240

Income tax expense                                         (1,226)       (1,203)
                                                          -------       -------

     Net income                                           $ 1,095       $ 1,037
                                                          =======       =======

Weighted average number of common shares outstanding       20,454        20,261
                                                          =======       =======

Net income per common share                               $  0.05       $  0.05
                                                          =======       =======

The accompanying notes are an integral part of these consolidated financial statements.

                   PLAYBOY ENTERPRISES, INC. AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                       (In thousands, except share data)




                                                                          (Unaudited)
                                                                           Sept. 30,   June 30,
                                                                             1997        1997
                                                                          -----------  --------
Assets
------
  Cash and cash equivalents                                                  $    525  $  1,303
  Receivables, net of allowance for doubtful accounts of
   $4,236 and $3,882, respectively                                             31,531    32,326
  Inventories                                                                  24,965    23,304
  Programming costs                                                            41,668    41,954
  Deferred subscription acquisition costs                                      10,954     9,077
  Other current assets                                                         12,136    12,315
                                                                             --------  --------
   Total current assets                                                       121,779   120,279
                                                                             --------  --------

  Property and equipment, at cost                                              37,412    37,831
  Accumulated depreciation                                                    (27,444)  (27,524)
                                                                             --------  --------
   Property and equipment, net                                                  9,968    10,307
                                                                             --------  --------

  Programming costs - noncurrent                                                6,826     4,673
  Trademarks                                                                   14,089    13,761
  Net deferred tax assets                                                      13,488    14,145
  Other noncurrent assets                                                      12,702    12,377
                                                                             --------  --------

  Total assets                                                               $178,852  $175,542
                                                                             ========  ========
Liabilities
-----------
  Short-term borrowings                                                      $  9,000  $  4,500
  Current financing obligations                                                   349       347
  Accounts payable                                                             25,190    26,914
  Accrued salaries, wages and employee benefits                                 4,388     7,232
  Reserves for losses on disposals of discontinued operations                     630       628
  Income taxes payable                                                            911     1,227
  Deferred revenues                                                            44,708    42,273
  Other liabilities and accrued expenses                                        6,958     7,937
                                                                             --------  --------
   Total current liabilities                                                   92,134    91,058

  Other noncurrent liabilities                                                  8,327     8,351
                                                                             --------  --------
   Total liabilities                                                          100,461    99,409
                                                                             --------  --------

Shareholders' Equity
--------------------
  Common stock, $0.01 par value
   Class A - 7,500,000 shares authorized; 5,042,381 issued                         50        50
   Class B - 30,000,000 shares authorized; 17,059,018 and
    17,029,018 issued, respectively                                               171       170
  Capital in excess of par value                                               43,062    42,645
  Retained earnings                                                            45,287    44,192
  Foreign currency translation adjustment                                        (114)      (74)
  Unearned compensation restricted stock                                       (3,350)   (4,089)
  Less cost of treasury stock                                                  (6,715)   (6,761)
                                                                             --------  --------
   Total shareholders' equity                                                  78,391    76,133
                                                                             --------  --------

  Total liabilities and shareholders' equity                                 $178,852  $175,542
                                                                             ========  ========

The accompanying notes are an integral part of these consolidated financial statements.

                  PLAYBOY ENTERPRISES, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS for the Quarters Ended September 30 (Unaudited)
                                (In thousands)

                                                                     1997          1996
                                                                   --------      --------

   Cash Flows From Operating Activities
   ------------------------------------
   Net income                                                      $ 1,095       $ 1,037
   Adjustments to reconcile net income to net cash
    used for operating activities:
    Depreciation of property and equipment                             524           564
    Amortization of intangible assets                                  438           451
    Amortization of investments in entertainment programming         5,732         4,509
    Investments in entertainment programming                        (7,599)       (7,732)
    Net change in operating assets and liabilities                  (4,967)       (2,815)
    Net cash provided by discontinued operations                         2             -
    Other, net                                                         (27)           14
                                                                   -------       -------
       Net cash used for operating activities                       (4,802)       (3,972)
                                                                   -------       -------
    Cash Flows From Investing Activities
    ------------------------------------
    Additions to property and equipment                               (194)         (293)
    Funding of international ventures                                 (350)         (280)
    Other, net                                                           -            60
                                                                   -------       -------
       Net cash used for investing activities                         (544)         (513)
                                                                   -------       -------
    Cash Flows From Financing Activities
    ------------------------------------
    Increase in short-term borrowings                                4,500         3,000
    Proceeds from exercise of stock options                             22            11
    Proceeds from sales under employee stock purchase plan              46            42
                                                                   -------       -------
       Net cash provided by financing activities                     4,568         3,053
                                                                   -------       -------

    Net decrease in cash and cash equivalents                         (778)       (1,432)

    Cash and cash equivalents at beginning of period                 1,303         2,438
                                                                   -------       -------
    Cash and cash equivalents at end of period                     $   525       $ 1,006
                                                                   =======       =======

    The accompanying notes are an integral part of these consolidated financial statements.

                                        5

                   PLAYBOY ENTERPRISES, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(A)  BASIS OF PREPARATION
     --------------------
     The financial information included herein is unaudited, but in the opinion of management, reflects all normal recurring adjustments necessary for a fair presentation of the results for the interim periods. The interim results of operations and cash flows are not necessarily indicative of such results and cash flows for the entire year. These financial statements should be read in conjunction with the financial statements and notes thereto contained in the Annual Report on Form 10-K for the fiscal year ended June 30, 1997 (the "1997 Form 10-K") of Playboy Enterprises, Inc. and Subsidiaries (the "Company").

(B)   INCOME TAXES
      ------------

     The Company's net deferred tax asset declined to $13.8 million at September 30, 1997 based on taxable income for the current quarter and management's projection of fiscal 1998 taxable income. As reported in the Company's 1997 Form 10-K, the deferred tax asset includes principally the anticipated benefit of net operating loss carryforwards. Of the $13.8 million and $14.4 million net deferred tax assets included in the Condensed Consolidated Balance Sheets at September 30, 1997 and June 30, 1997, respectively, $0.3 million is included in "Other current assets" with the remainder segregated as "Net deferred tax assets."

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

     In order to fully realize the net deferred tax asset of $14.4 million recorded at June 30, 1997, the Company will need to generate future taxable income of approximately $42.4 million prior to the expiration, beginning in 2004, of the Company's net operating loss carryforwards. Management believes that it is more likely than not that the required amount of such taxable income will be realized. Management will periodically reconsider the assumptions utilized in the projection of future earnings and, if warranted, increase or decrease the amount of deferred tax benefits recognized through an adjustment to the valuation allowance.

(C)  INVENTORIES
     -----------

     Inventories, which are stated at the lower of cost (average cost and specific cost) or market, consisted of the following (in thousands):


                                                  Sept. 30,      June 30,
                                                     1997          1997
                                                  ----------     ---------


     Paper                                           $ 8,585       $ 7,564
     Editorial and other prepublication costs          6,381         6,213
     Merchandise finished goods                        9,999         9,527
                                                     -------       -------

     Total inventories                               $24,965       $23,304
                                                     =======       =======


(D)  TREASURY STOCK
     --------------

     Treasury stock consisted of 293,427 Class A common shares and 978,517 Class B common shares at September 30, 1997. At June 30, 1997, treasury stock consisted of 293,427 Class A common shares and 987,341 Class B common shares.

(E)  EQUITY PLAN FOR NON-EMPLOYEE DIRECTORS
     --------------------------------------

     In September 1997, the Board of Directors of the Company (the "Board") adopted the 1997 Equity Plan for Non-Employee Directors of Playboy Enterprises, Inc. ("the Plan"), which is subject to shareholder approval. The Plan authorizes the issuance of 200,000 shares of the Company's Class B common stock ("Class B Stock"). The Plan requires that payment to non-employee directors of the Company ("Non-Employee Directors") of all compensation earned for attendance at Board and committee meetings, and for committee positions held, be in the form of Class B Stock. The Plan also permits Non-Employee Directors to elect to receive all or a portion of their annual retainers in the form of shares of Class B Stock and permits the Company to issue to Non-Employee Directors (i) options to purchase shares of Class B Stock, (ii) awards of restricted Class B Stock and (iii) awards of Class B Stock. As of September 30, 1997, 25,000 shares of Class B Stock had been granted as restricted stock awards under the Plan which are expected to result in approximately $0.1 million of compensation expense for the fiscal year ended June 30, 1998.

(F)  CONTINGENCIES
     -------------

     In February 1996, the Company filed suit challenging Section 505 of the Telecommunications Act of 1996 which, among other things, regulates the cable transmission of adult programming, such as the Company's domestic pay television programs. The Company's revenues attributable to its domestic pay television cable services will continue to be materially adversely affected as a result of enforcement of Section 505, which commenced May 18, 1997, due to reduced buy rates from the systems that roll back carriage to a 10:00 p.m. start time and possibly reduced carriage from cable operators due to aggressive competition for carriage from all program suppliers. Preliminary results which the Company has received from the cable operators are consistent with the Company's testimony given in spring of 1996 indicating that the Entertainment Group's annual revenue decline will be approximately $5 million. See Part II. Item 1. "Legal Proceedings."

     In January 1993, the Company received a General Notice from the United States Environmental Protection Agency (the "EPA") as a "potentially responsible party" ("PRP") in connection with a site identified as the Southern Lakes Trap & Skeet Club, apparently located at the Resort-Hotel in Lake Geneva, Wisconsin (the "Resort"), formerly owned by a subsidiary of the Company. The Resort was sold by the Company's subsidiary to LG Americana-GKP Joint Venture in 1982. Two other entities were also identified as PRPs in the notice. The notice relates to actions that may be ordered taken by the EPA to sample for and remove contamination in soils and sediments, purportedly caused by skeet shooting activities at the Resort property. During fiscal 1994, the EPA advised the Company of its position that the area of land requiring remediation is approximately twice the size of the initial site. The Company believes that it has established adequate reserves, which totaled $0.6 million at September 30, 1997, to cover the eventual cost of its anticipated share (based on an agreement with one of the other PRPs) of any remediation that may be agreed upon. The Company is also reviewing available defenses and claims it may have against third parties.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS
               OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
              (In millions of dollars, except per share amounts)

RESULTS OF OPERATIONS
---------------------

     The Company's revenues increased 3% to $68.2 for the quarter ended September 30, 1997 compared to $66.2 for the prior year quarter primarily due to higher revenues from the Entertainment Group, driven by an increase in Playboy TV, combined with higher revenues from the other domestic publishing businesses. Partially offsetting the above was a decline in revenues from the Catalog Group.

     The Company reported operating income of $2.3 for the quarter ended September 30, 1997 compared to $2.4 in the prior year quarter. The slight decrease was primarily due to a decline in operating performance for the Catalog Group and higher Corporate Administration and Promotion expenses, largely offset by higher operating income from the Publishing Group. Entertainment Group operating income remained relatively stable as Playboy TV revenue and operating income growth was largely offset by higher Playboy businesses programming and administrative expenses.

     Net income for the quarter ended September 30, 1997 was $1.1, or $0.05 per share, compared to $1.0, or $0.05 per share, for the prior year quarter.

     Net income for the quarter ended September 30, 1997, adjusted to eliminate federal income tax expense that will not be paid due to the Company's net operating loss and tax credit carryforwards, was $1.8, or $0.09 per share, compared to $1.7, or $0.08 per share, for the prior year quarter.

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


Publishing Group

     The revenues and operating income of the Publishing Group were as follows for the periods indicated below:



                                Quarters Ended
                                September 30,
                               ----------------
                                1997      1996
                               ------    ------
  Revenues
  Playboy Magazine...........   $24.3     $24.1
  Other Domestic Publishing..     6.2       5.7
  International Publishing...     2.2       2.3
                                -----     -----
                                $32.7     $32.1
   Total Revenues............   =====     =====

  Operating Income...........   $ 1.9     $ 1.1
                                =====     =====


     Publishing Group revenues increased $0.6, or 2%, for the quarter ended September 30, 1997 compared to the prior year. This was primarily due to higher revenues from newsstand specials, Playboy magazine and Playboy Cyber Club, the Company's new pay site on the Internet, partially offset by lower international publishing revenues.

     Playboy magazine advertising revenues increased $0.5, or 9%, for the quarter ended September 30, 1997 compared to the prior year primarily due to 9% more ad pages in the current year quarter. Advertising sales for the fiscal 1998 second quarter issues of the magazine are closed, and the Company expects to report basically stable advertising pages and revenues compared to the fiscal 1997 second quarter. Playboy magazine circulation revenues for the quarter ended September 30, 1997 decreased slightly by 2%, with subscription revenues somewhat lower. Newsstand revenues increased slightly as more newsstand copies sold in the current year quarter were mostly offset by an unfavorable variance related to newsstand sales adjustments.

     Revenues from other domestic publishing businesses increased $0.5, or 9%, for the quarter ended September 30, 1997 compared to the prior year primarily due to the mix of newsstand specials titles sold. Additionally, the Company generated revenues in the current year quarter from Playboy Cyber Club.

     International publishing revenues decreased $0.1, or 7%, for the quarter ended September 30, 1997.

     For the quarter ended September 30, 1997, Publishing Group operating income increased $0.8, or 76%, compared to the prior year even after the Company's planned investment in Playboy Cyber Club. The increase was primarily due to lower manufacturing costs, principally lower average paper prices, combined with the higher Playboy magazine advertising and newsstand specials revenues. Partially offsetting the above were the lower Playboy magazine subscription revenues and higher expenses related to filling the vacant division president position and performance-related variable compensation.

Entertainment Group

     The revenues and operating income of the Entertainment Group were as follows for the periods indicated below:


                                                                         Quarters Ended
                                                                          September 30,
                                                                        ------------------
                                                                         1997        1996
                                                                         -----       -----
  Revenues
  Playboy TV
   Cable.............................................................    $ 4.4       $ 5.0
   Satellite Direct-to-Home..........................................      7.2         5.1
   Off-Network Productions and Other.................................      0.9         0.4
                                                                         -----       -----
  Total Playboy TV...................................................     12.5        10.5
  Domestic Home Video................................................      1.7         1.6
  International TV and Home Video....................................      2.6         2.3
                                                                         -----       -----
  Total Playboy Businesses...........................................     16.8        14.4
  AdulTVision........................................................      1.1         1.2
  Movies and Other...................................................      0.3         0.2
                                                                         -----       -----
   Total Revenues....................................................    $18.2       $15.8
                                                                         =====       =====
  Operating Income
  Profit Contribution Before Playboy Businesses Programming Expense..    $ 9.1       $ 7.9
  Playboy Businesses Programming Expense.............................     (5.5)       (4.4)
                                                                         -----       -----
   Total Operating Income............................................    $ 3.6       $ 3.5
                                                                         =====       =====

     The following discussion focuses on the profit contribution of each Playboy business before Playboy businesses programming expense ("profit contribution").

Playboy TV

     For the quarter ended September 30, 1997, revenues of $12.5 from the Company's branded domestic pay television service, Playboy TV, were $2.0, or 19%, higher compared to the prior year quarter.

     Cable revenues were $0.6, or 12%, lower compared to the prior year quarter primarily as a result of the estimated negative effect of Section 505 of the Telecommunications Act of 1996 ("Section 505"), partially offset by a favorable variance related to prior year adjustments. At September 30, 1997, Playboy TV was available to approximately 10.9 million cable addressable households, a 1% decrease compared to September 30, 1996. Of the 10.9 million cable addressable households, only an estimated 1.3 million could receive Playboy TV on a 24-hour basis, a 2.8 million, or 68%, decrease compared to September 30, 1996. The number of total cable addressable households to which Playboy TV was available at September 30, 1997 decreased 3% from June 30, 1997, while households with 24-hour availability decreased 1.5 million, or 54%, over the same period. The drop in households with 24-hour availability began in the fourth quarter of fiscal 1997 after the enforcement of Section 505.

     Management believes that the Company's revenues attributable to its domestic pay television cable services will continue to be materially adversely affected as a result of enforcement of Section 505, which commenced May 18, 1997, due to reduced buy rates from the systems that roll back carriage to a 10:00 p.m. start time and possibly reduced carriage from cable operators due to aggressive competition for carriage from all program suppliers. Preliminary results which the Company has received from the cable operators are consistent with the Company's testimony given in spring of 1996 indicating that the Entertainment Group's annual revenue decline will be approximately $5 million. The Company intends to pursue in the United States District Court in Wilmington, Delaware (the "Court") its case challenging on constitutional grounds the validity of Section 505 and to seek a permanent injunction against the enforcement of Section 505. The Company's full case on the merits will not be heard or decided by the Court until calendar 1998. There can be no assurance that the Court will grant such an injunction. See Part II. Item 1. "Legal Proceedings."

     Additionally, management believes that the growth in cable access for the Company's domestic pay television businesses has slowed in recent years due to the effects of cable reregulation by the Federal Communications Commission ("FCC"), including the "going-forward rules" announced in fiscal 1995 which provide cable operators with incentives to add basic services. As cable operators have utilized available channel space to comply with "must-carry" provisions, mandated retransmission consent agreements and "leased access" provisions, competition for channel space has increased. Further, the delay of new technology, primarily digital set-top converters which would dramatically increase channel capacity, has contributed to the slowdown. Management believes that growth will continue to be affected in the near term as the cable television industry responds to the FCC's rules and subsequent modifications, and develops new technology. However, as digital technology (which is unaffected by Section 505) becomes more available, the Company believes that ultimately its pay television networks will be available to the vast majority of cable households on a 24-hour basis.

     More than offsetting the cable decline were satellite direct-to-home ("DTH") revenues which were $2.1, or 43%, higher for the quarter ended September 30, 1997 compared to the prior year primarily due to significant increases in addressable universes for PrimeStar and DirecTV and, beginning in March 1997, the availability of monthly subscriptions through PrimeStar. As expected, revenues from TVRO, or the big-dish market, continued to decline. Playboy TV was available to approximately 6.4 million DTH households, including approximately 235,000 monthly subscribers, at September 30, 1997, an increase of 23% compared to September 30, 1996, and 2% since June 30, 1997.

     For the quarter ended September 30, 1997, revenues from off-network productions and other increased $0.5, or 90%, compared to the prior year primarily due to licensing more episodes of Women: Stories of Passion to Showtime Networks Inc.

     Profit contribution for Playboy TV increased $2.0 for the quarter ended September 30, 1997 primarily due to the net increase in revenues discussed above.

Domestic Home Video

     Domestic home video revenues increased $0.1, or 10%, for the quarter ended September 30, 1997 compared to the prior year primarily as a result of higher net sales of new releases, principally Farrah Fawcett: All of Me, partially offset by overall lower sales of other new releases. Partially offsetting the higher revenues from new releases were lower revenues related to the Company's direct-response continuity series. Profit contribution decreased $0.3 for the quarter compared to the prior year as the increase in revenues was more than offset by higher marketing and promotion costs.

International TV and Home Video

     For the quarter ended September 30, 1997, revenues from the international TV and home video business increased $0.3, or 10%, compared to the prior year. The higher revenues were due to international TV, principally as the result of net revenues in the current year quarter from Germany and the Latin American network, partially offset by lower revenues from Taiwan. International home video revenues were lower principally due to revenues from South Korea in the prior year quarter. Profit contribution declined $0.1 due to international home video, as a result of the lower revenues, mostly offset by higher profit contribution from international TV which resulted from the higher revenues, partially offset by higher related distribution costs. Variations in quarterly performance are caused by revenues and profit contribution from the recognition of tier sales depending upon the timing of program delivery, license periods and other factors.

Playboy Businesses Programming Expense

     Programming amortization expense associated with the Entertainment Group's Playboy businesses discussed above increased $1.1 for the quarter ended September 30, 1997 compared to the prior year primarily due to the net higher revenues discussed above combined with the Company's increased cash investments in programming over the last several years.

AdulTVision

     AdulTVision revenues decreased $0.1, or 6%, for the quarter ended September 30, 1997 compared to the prior year due to lower international revenues, mostly offset by higher revenues from the domestic network even after the estimated negative effect of Section 505 as previously discussed. At September 30, 1997, the network was available domestically to approximately 5.5 million cable addressable and DTH households, a 15% and 4% increase from September 30, 1996 and June 30, 1997, respectively. For the quarter ended September 30, 1997, operating income remained stable as the lower revenues were mostly offset by lower marketing costs.

Movies and Other

     For the quarter ended September 30, 1997, revenues from movies and other businesses increased $0.1 while operating income remained stable. The Entertainment Group's administrative expenses for the quarter ended September 30, 1997 increased $0.4 compared to the prior year due in part to the timing of performance-related variable compensation expense.

Product Marketing Group

     The revenues and operating income of the Product Marketing Group were as follows for the periods indicated below:

[CAPTION]

                                               Quarters Ended
                                                September 30,
                                               ---------------

                                               1997       1996
                                               ----       ----

                                               $2.4       $2.2
     Revenues................................  ====       ====

                                               $1.5       $1.3
     Operating Income........................  ====       ====


     Revenues and operating income for the quarter ended September 30, 1997 both increased $0.2 compared to the prior year quarter.

Catalog Group

     The revenues and operating income (loss) of the Catalog Group were as follows for the periods indicated below:

                                               Quarters Ended
                                               September 30,
                                              ----------------

                                              1997        1996
                                              ----        ----

                                              $14.9      $16.1
     Revenues...............................  =====      =====

                                              $(0.1)     $ 0.5
     Operating Income (Loss)................  =====      =====


     For the quarter ended September 30, 1997, revenues of the Catalog Group decreased $1.2, or 7%, compared to the prior year quarter primarily due to lower sales volume from the Collectors' Choice Music and Critics' Choice Video catalogs. These lower revenues were primarily attributable to lower response rates, which the Company believes were due in part to the negative impact of the United Parcel Service strike, combined with lower revenues from promotions for the Collectors' Choice Music catalog.

     Catalog Group operating performance decreased $0.6 for the quarter ended September 30, 1997 compared to the prior year quarter primarily due to the lower revenues, partially offset by lower related costs.

Corporate Administration and Promotion

     Corporate administration and promotion expense of $4.6 for the quarter ended September 30, 1997 increased $0.6, or 16%, compared to the prior year quarter largely due to filling the chief marketing officer position and associated marketing spending, combined with filling the chief financial officer position. Both positions were vacant in the prior year quarter.

Casino Gaming

     In fiscal 1996, the Company announced plans to reenter the casino gaming business. The Company, with a consortium of Greek investors, bid for and won an exclusive casino gaming license on the island of Rhodes, Greece. The Company's consortium executed the contract with the government in October 1996 and is renovating the historic Hotel des Roses to be the Playboy Casino and Beach Hotel, which is expected to open in calendar 1998. The Company announced the addition of a senior gaming executive who will oversee the exploration of other casino gaming opportunities, with a strategy to form joint ventures with strong local partners, in which the Company would receive license fees for the use of the Playboy name and trademarks and would typically take equity positions.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

     At September 30, 1997, the Company had $0.5 in cash and cash equivalents and $9.0 in short-term borrowings, compared to $1.3 in cash and cash equivalents and $4.5 in short-term borrowings at June 30, 1997. The Company expects to meet its short- and long-term cash requirements through cash generated from operations and its revolving credit agreement.

Cash Flows From Operating Activities

     Net cash used for operating activities was $4.8 for the quarter ended September 30, 1997 compared to $4.0 for the prior year quarter. Cash used for operating assets and liabilities was $5.0 in the current year quarter compared to $2.8 in the prior year primarily due to the timing of advances received for Playboy magazine newsstand sales combined with advances received in the prior year quarter related to a promotion for the Collectors' Choice Music catalog. The Company invested $7.6 in Company-produced and licensed entertainment programming during the first quarter of fiscal 1998 compared to $7.7 in the prior year quarter, and expects to invest approximately $23.2 in such programming during the remainder of fiscal 1998.

Cash Flows From Investing Activities

     Net cash used for investing activities was $0.5 for both of the quarters ended September 30, 1997 and 1996.

Cash Flows From Financing Activities

     Net cash provided by financing activities was $4.6 for the quarter ended September 30, 1997 compared to $3.1 for the prior year quarter. This increase was principally due to a $1.5 higher increase in the level of short-term borrowings under the Company's revolving line of credit in the current year quarter to finance ongoing operations.

Income Taxes

     Based on current tax law, the Company must generate approximately $42.4 of future taxable income prior to the expiration, beginning in 2004, of the Company's net operating loss carryforwards ("NOLs") for full realization of the $14.4 net deferred tax asset recorded at June 30, 1997. At June 30, 1997, the Company had NOLs of $20.8 for tax purposes, with $1.2 expiring in 2004, $2.1 expiring in 2007, $1.1 expiring in 2008 and $16.4 expiring in 2009.

     Management believes that it is more likely than not that a sufficient level of taxable income will be generated prior to the expiration of the Company's NOLs to realize the $14.4 net deferred tax asset recorded at June 30, 1997. The Company's net deferred tax asset declined to $13.8 at September 30, 1997 based on taxable income for the current quarter and management's projection of fiscal 1998 taxable income. Following is a summary of the bases for management's belief that a valuation allowance of $15.9 at June 30, 1997 is adequate, and that it is more likely than not that the net deferred tax asset of $14.4 at June 30, 1997 will be realized:


 .    In establishing the net deferred tax asset, management reviewed the components of the Company's NOLs and determined that they primarily resulted from several nonrecurring events, which were not indicative of the Company's ability to generate future earnings.

 .    All of the Company's operating groups, particularly the Entertainment
     Group, continue to generate meaningful earnings, and the Company's substantial investments in the Entertainment Group are anticipated to lead to increased earnings in future years.

 .    The Company has opportunities to accelerate taxable income into the NOL carryforward period. Tax planning strategies would include the capitalization and amortization versus immediate deduction of circulation expenditures, the immediate inclusion versus deferred recognition of prepaid subscription income, the revision of depreciation and amortization methods for tax purposes and the sale-leaseback of certain property that would generate taxable income in future years.


Other


     In January 1993, the Company received a General Notice from the United States Environmental Protection Agency (the "EPA") as a "potentially responsible party" ("PRP") in connection with a site identified as the Southern Lakes Trap & Skeet Club, apparently located at the Resort-Hotel in Lake Geneva, Wisconsin (the "Resort"), formerly owned by a subsidiary of the Company. The Resort was sold by the Company's subsidiary to LG Americana-GKP Joint Venture in 1982. Two other entities were also identified as PRPs in the notice. The notice relates to actions that may be ordered taken by the EPA to sample for and remove contamination in soils and sediments, purportedly caused by skeet shooting activities at the Resort property. During fiscal 1994, the EPA advised the Company of its position that the area of land requiring remediation is approximately twice the size of the initial site. The Company believes that it has established adequate reserves, which totaled $0.6 at September 30, 1997, to cover the eventual cost of its anticipated share (based on an agreement with one of the other PRPs) of any remediation that may be agreed upon. The Company is also reviewing available defenses and claims it may have against third parties.

Forward-Looking Statements

     This Form 10-Q report contains "forward-looking statements," including statements in "Management's Discussion and Analysis of Financial Condition and Results of Operations," as to expectations, beliefs, plans, objectives and future financial performance, and assumptions underlying or concerning the foregoing. Such forward-looking statements involve risks and uncertainties which could cause actual results or outcomes to differ materially from those expressed in the forward-looking statements. The following are some of the important factors that could cause actual results or outcomes to differ materially from those discussed in the forward-looking statements: (1) government actions or initiatives, including (a) attempts to limit or otherwise regulate the sale of adult-oriented materials, including print, video and online materials or businesses such as casino gaming, (b) regulation of the advertisement of tobacco products, or (c) substantive changes in postal regulations or rates, (2) increases in paper prices, (3) changes in distribution technology and/or unforeseen delays in the implementation of such technology by the cable and satellite industries that might affect the Company's plans and assumptions regarding carriage of its program services, (4) increased competition for advertisers from other publications and media or any significant decrease in spending by advertisers generally or with respect to the adult male market, and
(5) increased competition for transponders and channel space, and any decline in the Company's access to, and acceptance by, cable systems.


          QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK


     Not required until fiscal year ended June 30, 1998 because the Company's market capitalization was less than $2.5 billion as of January 28, 1997.

                          PART II. OTHER INFORMATION


Item 1. Legal Proceedings
-------------------------

     In February 1996, Congress passed the Telecommunications Act of 1996 (the "Telecommunications Act"), and President Clinton signed it into law. Certain provisions of the Telecommunications Act are directed exclusively at cable programming in general and adult cable programming in particular. In some cable systems, audio or momentary bits of video of premium or pay-per-view channels may accidentally become available to nonsubscribing cable customers. This is called "bleeding." The practical effect of Section 505 of the Telecommunications Act ("Section 505") is to require many existing cable systems to employ additional blocking technology in every household in every cable system that offers adult programming, whether or not customers request it or need it, to prevent any possibility of bleeding, or to restrict the period during which the programming is transmitted from 10:00 p.m. to 6:00 a.m. Penalties for violation of the Telecommunications Act are significant and include fines and imprisonment. Surveying of cable operators and initial results indicate that most will choose to comply with Section 505 by restricting the hours of transmission.

     On February 26, 1996, one of the Company's subsidiaries filed a civil suit in the United States District Court in Wilmington, Delaware (the "Court") challenging Section 505 on constitutional grounds. The suit names as defendants The United States of America, The United States Department of Justice, Attorney General Janet Reno and The Federal Communications Commission. On March 7, 1996, the Company was granted a Temporary Restraining Order ("TRO") staying the implementation and enforcement of Section 505. In granting the TRO, the court found that the Company had demonstrated it was likely to succeed on the merits of its claim that Section 505 is unconstitutional. On November 8, 1996, eight months after the TRO was granted, a three-judge panel in the Court denied the Company's request for preliminary injunction against enforcement of Section 505 and, in so denying, found that the Company was not likely to succeed on the merits of its claim. The Company appealed the Court's decision to the United States Supreme Court and enforcement of Section 505 was stayed pending that appeal. On March 24, 1997, without opinion, the Supreme Court summarily affirmed the Court's denial of the Company's request for a preliminary injunction. On July 22, 1997, the Company filed a motion for summary judgment on the ground that Section 505 is unconstitutionally vague based on the Supreme Court's decision on June 26, 1997 that certain provisions of the Telecommunications Act regulating speech on the Internet were invalid for numerous reasons, including vagueness. On October 31, 1997, the Court denied the motion on the grounds that further discovery in the case was necessary to assist the Court in resolving the issues posed in the motion.

     Management believes that the Company's revenues attributable to its domestic pay television cable services will continue to be materially adversely affected as a result of enforcement of Section 505, which commenced May 18, 1997, due to reduced buy rates from the systems that roll back carriage to a 10:00 p.m. start time and possibly reduced carriage from cable operators due to aggressive competition for carriage from all program suppliers. Preliminary results which the Company has received from the cable operators are consistent with the Company's testimony given in spring of 1996 indicating that the Entertainment Group's annual revenue decline will be approximately $5 million. The Company intends to pursue in the Court its case challenging on constitutional grounds the validity of Section 505 and to seek a permanent injunction against the enforcement of Section 505. The Company's full case on the merits will not be heard or decided by the Court until calendar 1998. There can be no assurance that the Court will grant such an injunction.

Item 6. Exhibits and Reports on Form 8-K
----------------------------------------

(a)  Exhibits

Exhibit
Number                                   Description
------                                   -----------

10.1     1997 Equity Plan for Non-Employee Directors
         a    1997 Equity Plan for Non-Employee Directors of Playboy
              Enterprises, Inc.
         b    Form of Restricted Stock Agreement

#10.2 Memorandum of Agreement as of July 29, 1997 between Playboy Entertainment Group, Inc. and the Modern Times Group related to broadcasting a pay television service known as Playboy TV/ Scandinavia

#10.3 Third Amendment to November 15, 1993 Affiliation Agreement between Playboy Entertainment Group, Inc. and DirecTV, Inc. regarding the satellite distribution of Playboy TV dated August 26, 1997

10.4 Letter Agreement, in reference to the Letter Agreement dated January 13, 1997, between Playboy Entertainment Group, Inc. and Bloomfield Mercantile, Inc. regarding Playboy Television programming in Scandinavia dated as of July 31, 1997

10.5     Selected Employment, Termination and Other Agreements
         a Letter Agreement dated September 25, 1997 regarding employment of Helen Isaacson
         b Letter Agreement dated September 26, 1997 regarding employment of Garry Saunders

11       Computation of Earnings Per Common Share

27       Financial Data Schedule

_________

# Certain information omitted pursuant to a request for confidential treatment filed separately with the Securities and Exchange Commission

(b)  Reports on Form 8-K

  No reports on Form 8-K were filed during the quarter ended September 30, 1997.

                                 SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.






                                    PLAYBOY ENTERPRISES, INC.
                                    -------------------------
                                           (Registrant)



Date   November 10, 1997            By   s/  Linda G. Havard
      --------------------               ----------------------------
                                             Linda G. Havard
                                             Executive Vice President,
                                             Finance and Operations,
                                             and Chief Financial Officer