Form 10-K
period 1997-12-31
PLAYBOY ENTERPRISES INC
filed 1998-03-30
CIK 79114

               UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C. 20549
                                   FORM 10-K

(Mark One)
[_] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

For the fiscal year ended .......
                                      OR
[x] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

For the transition period from July 1, 1997 to December 31, 1997
Commission file number 1-6813

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

Securities registered pursuant to Section 12(b) of the Act:

                                                        Name of each exchange
   Title of each class                                   on which registered
   -------------------                                  ---------------------
Class A Common Stock, par value $0.01 per share.....    New York Stock Exchange
                                                        Pacific Exchange
Class B Common Stock, par value $0.01 per share.....    New York Stock Exchange
                                                        Pacific Exchange

Securities registered pursuant to Section 12(g) of the Act:  None

  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing
requirements for the past 90 days.  Yes X   No
                                       ---    ---

  Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ___

  The aggregate market value of Class A Common Stock, par value $0.01 per share, held by nonaffiliates (based upon the closing sale price on the New York Stock Exchange) on February 28, 1998 was $20,946,289. The aggregate market value of Class B Common Stock, par value $0.01 per share, held by nonaffiliates (based upon the closing sale price on the New York Stock Exchange) on February 28, 1998 was $124,413,152.

  As of February 28, 1998, there were 4,748,954 shares of Class A Common Stock, par value $0.01 per share, and 15,784,920 shares of Class B Common Stock, par value $0.01 per share, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Not applicable

                           PLAYBOY ENTERPRISES, INC.
                          FORM 10-K TRANSITION REPORT
                       JULY 1, 1997 TO DECEMBER 31, 1997

                               TABLE OF CONTENTS



                                                                                                 Page
                                    PART I                                                       ----

Item 1.    Business..............................................................................   3
Item 2.    Properties............................................................................  21
Item 3.    Legal Proceedings.....................................................................  22
Item 4.    Submission of Matters to a Vote of Security Holders...................................  24

                                    PART II

Item 5.     Market for Registrant's Common Stock and Related Stockholder Matters.................  25
Item 6.     Selected Financial Data..............................................................  25
Item 7.     Management's Discussion and Analysis of Financial Condition and Results of Operations  29
Item 7A.    Quantitative and Qualitative Disclosures About Market Risk...........................  42
Item 8.     Financial Statements and Supplementary Data..........................................  43
Item 9.     Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.  67

                                   PART III

Item 10.    Directors and Executive Officers of the Registrant...................................  67
Item 11.    Executive Compensation...............................................................  71
Item 12.    Security Ownership of Certain Beneficial Owners and Management.......................  80
Item 13.    Certain Relationships and Related Transactions.......................................  82

                                    PART IV

Item 14.   Exhibits, Financial Statement Schedules, and Reports on Form 8-K......................  84


                                    PART I

Item 1. Business
----------------

     Playboy Enterprises, Inc. was organized in 1953 to publish Playboy magazine. The term "Company" means Playboy Enterprises, Inc., together with its subsidiaries, unless the context otherwise requires. Since its inception, the Company has expanded its publishing operations and has engaged in entertainment businesses that are related to the content and style of Playboy magazine. Additionally, the Company licenses its trademarks for use on various consumer products, is reentering the casino gaming business and operates a direct marketing business.

     On November 6, 1997, the Board of Directors of the Company (the "Board") approved a change in the Company's fiscal year end from June 30 to December 31 which will better align the Company's businesses with its customers and partners who also operate and plan on a calendar-year basis. The six-month transition period from July 1, 1997 through December 31, 1997 (the "transition period") precedes the start of the new calendar and fiscal year and is represented in this Form 10-K Transition Report.

     The Company's businesses are classified into five industry segments:
Publishing, Entertainment, Product Marketing, Casino Gaming and Catalog. Casino Gaming is reported as a segment for the first time in the transition period as a result of the Company's early adoption of a Statement of Position, Reporting on the Costs of Start-Up Activities. This statement requires the expense recognition, as opposed to capitalization, of costs related to start-up activities. The net revenues, income (loss) before income taxes and cumulative effect of change in accounting principle and identifiable assets of each industry segment are set forth in the section "Financial Information Relating to Industry Segments" on page 28 of this Form 10-K Transition Report.

     The Company's trademarks are vital to the success and future growth of all of the Company's businesses. The trademarks, which are renewable periodically and which can be renewed indefinitely, include Playboy, Playmate, Rabbit Head Design, Sarah Coventry, Critics' Choice Video, Collectors' Choice Music and AdulTVision.

PUBLISHING GROUP


     The Company's Publishing Group operations include the publication of Playboy magazine, other domestic publishing businesses (including newsstand specials, calendars, books and new media) and the licensing of international editions of Playboy magazine.

     The revenues and operating income of the Publishing Group were as follows for the periods indicated in the following table (in millions):


                              Six Months
                            Ended Dec. 31,    Fiscal Years Ended June 30,
                            --------------    ---------------------------
                                1997            1997     1996    1995
                               -----           ------   ------  ------

  Revenues

  Playboy magazine........... $ 50.9          $105.0   $105.3   $104.4
  Other domestic publishing..   11.8            22.7     21.4     18.7
  International publishing...    5.3            10.0      6.2      4.2
                              ------          ------   ------   ------
      Total Revenues......... $ 68.0          $137.7   $132.9   $127.3
                              ======          ======   ======   ======

  Operating Income........... $  2.8          $  8.4   $  9.2   $ 10.7
                              ======          ======   ======   ======

Playboy Magazine

     Founded by Hugh M. Hefner in 1953, Playboy magazine is the best-selling men's magazine in the world. Worldwide monthly circulation, which includes international editions, is approximately 4.5 million copies. Approximately 3.2 million copies of the U.S. edition are sold monthly. International sales of the U.S. edition of Playboy magazine and 16 licensed international editions extend the magazine's reach to approximately 50 countries worldwide. According to Fall 1997 data published by Mediamark Research, Inc. ("MRI"), in the United States Playboy magazine is read by approximately one in every seven men aged 18 to 34.

     Playboy magazine is a general-interest magazine for men and offers a balanced variety of features. It has gained a loyal customer base and a reputation for excellence by providing quality entertainment and informative articles on current issues and trends. Each issue of Playboy magazine includes an in-depth, candid interview with a well-known, thought-provoking personality. Over the magazine's 44-year history, exclusive interviews have included prominent public figures (e.g., Martin Luther King, Jr., Jimmy Carter, Fidel Castro, Mike Wallace, Rush Limbaugh), business leaders (e.g., Bill Gates, David Geffen, Tommy Hilfiger, Ted Turner), entertainers (e.g., Steve Martin, Jerry Seinfeld, David Letterman, Jay Leno, Mel Gibson, Bruce Willis, John Travolta), authors (e.g., Salman Rushdie, Anne Rice, Ray Bradbury, Alex Haley, James Michener) and sports figures (e.g., Michael Jordan, Muhammad Ali, Brett Favre). The magazine also regularly publishes the works of leading journalists, authors and other prominent individuals. For example, Playboy magazine has published fiction by Scott Turow, Jay McInerney, John Updike and Margaret Atwood, articles by Michael Crichton, Bill Maher and William F. Buckley, and book adaptations by Tony Horwitz (Middle East correspondent for The Wall Street Journal) and Pulitzer Prize winning author William Kennedy. It has long been known for its graphic excellence and features, and publishes the work of top artists and photographers. Playboy magazine also features lifestyle articles on consumer products, fashion, automobiles and consumer electronics and covers the worlds of sports and entertainment. It is also renowned for its pictorials of beautiful women and frequently features celebrities on its cover and in exclusive pictorials (among them Farrah Fawcett, Pamela Anderson, Elle Macpherson, Jenny McCarthy, Cindy Crawford, Sharon Stone, Madonna and Stephanie Seymour).

     The net circulation revenues of the U.S. edition of Playboy magazine for the transition period and fiscal years 1997, 1996 and 1995 were $37.3 million, $74.9 million, $76.2 million and $75.4 million, respectively. Net circulation revenues are gross revenues less provisions for newsstand returns and unpaid subscriptions, and commissions. Circulation revenue comparisons may be materially impacted with respect to any period which includes one or more issues of unusually high public interest.

     According to the Audit Bureau of Circulations ("ABC"), an independent audit agency, Playboy magazine's circulation rate base (the total newsstand and subscription circulation guaranteed to advertisers) at December 31, 1997 was larger than Newsweek and Cosmopolitan, and also greater than the combined circulation rate bases of Rolling Stone, Esquire and GQ, which have substantial adult male audiences. Playboy magazine's rate base compares to that of other selected publications as noted in the following table:




Selected U.S. Consumer Publications                                         Rate Base (1)        Ranking (2)
-----------------------------------                                         -------------        -----------
   Reader's Digest................................................               15.00                1
   TV Guide.......................................................               13.00                2
   National Geographic............................................                8.50                3
   Time...........................................................                4.00               10
   Playboy........................................................                3.15               12
   People.........................................................                3.15               12
   Sports Illustrated.............................................                3.15               12
   Newsweek.......................................................                3.10               15
   Cosmopolitan...................................................                2.25               20
   Rolling Stone..................................................                1.25               45
   Business Week..................................................                0.88               83
   Esquire........................................................                0.65               111
   GQ.............................................................                0.65               111

__________
   (1) Represents rate base at December 31, 1997 (in millions) as reported by ABC.
   (2) Based on rate base at December 31, 1997 as reported by ABC.

     Effective with the January 1996 issue, the Company reduced the rate base 7% to 3.15 million in response to extraordinary paper price increases plus a postal rate increase in order to enable the Company to manage circulation more profitably, while maintaining the magazine's circulation leadership as the best-selling men's magazine. A number of other magazine publishers have also reduced their rate bases in the recent past. From fiscal year 1987 until the January 1996 issue, the U.S. edition of Playboy magazine reported a circulation rate base of 3.40 million, which it met or exceeded in most of the six-month periods over which it was averaged in each fiscal year, and which it did not meet by less than 5% in the other periods, including the six-month period leading up to the rate base reduction.

     Playboy magazine has historically generated over two-thirds of its revenues from subscription and newsstand circulation, with the remainder primarily from advertising. Subscription copies as a percentage of total copies sold were approximately 80% for the transition period. The Company believes that managing Playboy's circulation to be primarily subscription driven, like most major magazines, provides a stable and desirable circulation base, which is also attractive to advertisers. According to the MRI data previously mentioned, the median age of male Playboy readers is 33, with a median annual household income of approximately $40,000. The Company also derives meaningful income from the rental of Playboy magazine's subscriber list, which consists of the subscriber's name, address and other information maintained by the Company.

     The price of a one-year subscription ranges from $19.97 to $34.96, depending on the source of the subscription and the length of time the subscription has been held. The Company continually tests a variety of subscription pricing strategies. The Company attracts new subscribers to the magazine through its own direct mail advertising campaigns, and through subscription agent campaigns. In calendar year 1998, the Company also plans to utilize television advertising as a way of attracting new subscribers. The Company recognizes revenues from magazine subscriptions over the terms of the subscriptions.

     Subscription copies of the magazine are delivered through the U.S. Postal Service as second class mail. The Company attempts to contain these costs through presorting and other methods. The Company experienced a general postal rate increase of 14% in January 1995 and expects to be materially adversely impacted by another 8% increase late in the second quarter of calendar year 1998.

     Distribution of the magazine to newsstands and other retail outlets is accomplished through Warner Publisher Services, a national distributor that maintains a network of approximately 240 wholesale distributors. Copies of the magazine are shipped in bulk to the wholesalers, who are responsible for local retail distribution. The Company receives a substantial cash advance from its national distributor at the time each issue goes on sale. The Company recognizes revenues from newsstand sales based on estimated copy sales at the time each issue goes on sale, and adjusts for actual sales upon settlement with its national distributor. These revenue adjustments generally are not material. Retailers return unsold copies to the wholesalers who count and then shred the returned magazines and report the returns via affidavit. The Company then settles with its national distributor based on the number of magazines that actually were sold compared to the number that initially were projected to be sold. The number of issues sold on newsstands varies from month to month, depending in part on the cover, the pictorials and the editorial features.

     Playboy magazine is one of the highest priced magazines in the United States. The basic U.S. newsstand cover price has been $4.95, $5.95 for holiday issues, since fiscal year 1993. The Company increased the Canadian cover price to C$5.95, C$6.95 for holiday issues, in fiscal year 1995. The Company regularly price tests, but no newsstand price increases are planned for copies sold in the United States or Canada in calendar year 1998.


   Advertising by category, as a percent of total ad pages, was as follows:


                                    Six Months
  Advertising Category            Ended Dec. 31,    Fiscal Years Ended June 30,
  --------------------            --------------    ---------------------------
                                       1997          1997       1996      1995
                                       ----          ----       ----      ----
  Tobacco                               23%           21%        24%       20%
  Beer/Wine/Liquor                      22            24         19        18
  Retail/Direct Mail                    21            23         25        31
  Home Electronics                       9             4          1         4
  Drugs/Remedies                         5             3          3         4
  Toiletries/Cosmetics                   4             7          9         9
  Jewelry/Optical/Photo                  4             4          3         3
  Entertainment                          3             3          2         1
  Automotives                            3             4          8         4
  Apparel/Footwear/Accessories           3             4          3         4
  All Other                              3             3          3         2
                                       ---           ---        ---       ---
                                       100%          100%       100%      100%
                                       ===           ===        ===       ===

     Playboy magazine targets a wide range of advertisers and continues to focus on securing new advertisers from underdeveloped categories. The Company utilizes information from its database of approximately 11 million names, including Playboy magazine subscribers and catalog customers, to offer advertisers new ways to reach Playboy readers. In fiscal year 1996 the Company implemented a national trade campaign, Growing Up, I never thought I'd be in Playboy, which features top executives from top advertisers talking about the power and appeal of the magazine and the Playboy brand. The campaign was expanded in fiscal year 1997 and continued in the transition period. The thrust of the campaign is to reinforce the mainstream, upscale nature of the publication and its readership to the advertising community, specifically targeting the fashion, fragrance and consumer electronics categories.

     In fiscal year 1995, Playboy's advertising pages remained stable compared to the prior year at 595 pages, while advertising revenues declined by 1% based on higher frequency discounts, special pricing and a change in the mix of advertising pages sold. Net advertising income increased by 8%.

     In fiscal year 1996, Playboy's advertising pages decreased 4% from the prior year to 569 pages, while advertising revenues declined by 1% primarily due to the effect of a 2% cost per thousand ("CPM") increase in advertising rates effective with the January 1996 issue. Net advertising income increased by 5%.

     In fiscal year 1997, Playboy's advertising pages decreased 2% from the prior year to 558 pages, while advertising revenues increased by 4% primarily due to the mix of advertising pages sold combined with the effect of rate increases effective with the January 1997 and 1996 issues. Net advertising income increased by 5%.

     In the transition period, Playboy's advertising pages increased 4% from the six months ended December 31, 1996 to 273 pages, resulting in a 4% increase in advertising revenues. Net advertising income increased by 6%.

     Advertising sales for the calendar year 1998 first quarter issues of the magazine are closed, and the Company expects to report 12% fewer ad pages and 11% lower ad revenues compared to the quarter ended March 31, 1997. The Company implemented a 6% CPM increase in advertising rates effective with the January 1998 issue.

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

     The Company publishes the U.S. edition of Playboy magazine in 15 advertising editions: one upper income zip-coded, eight regional, two state and four metro. All contain the same editorial material but provide targeting opportunities for advertisers. The net advertising revenues of the U.S. edition of Playboy magazine for the transition period and fiscal years 1997, 1996 and 1995 were $13.7 million, $28.4 million, $27.4 million and $27.6 million, respectively. Net advertising revenues are gross revenues less advertising agency commissions, frequency and cash discounts and rebates. Levels of advertising revenues may be affected by, among other things, general economic activity and governmental regulation of advertising content.

     The Playboy Jazz Festival provides advertisers sponsorship and advertising opportunities through the Festival at the Hollywood Bowl, the published Jazz Festival program, free community concerts, and a national public radio broadcast. The Company has produced this music event on an annual basis in Los Angeles at the Hollywood Bowl since June 1979.

     Playboy magazine and newsstand specials are printed at Quad/Graphics, Inc., located in Wisconsin. The actual print run varies each month and is determined with input from the Company's national distributor. Paper is the principal raw material used in the production of Playboy magazine. The Company uses a variety of types of high-quality coated paper that is purchased from a number of suppliers. Manufacturing costs for the transition period decreased 12% compared to the six months ended December 31, 1996 principally as a result of lower average paper prices. As expected, average paper prices for the transition period were lower (by 18%, or $2.2 million) compared to the six months ended December 31, 1996 largely due to a decline in paper prices which began impacting the Company in the second quarter of fiscal year 1997. In calendar year 1998, the Company expects to be materially adversely impacted by an approximate 7% increase in paper prices effective January 1, 1998.

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

     The National Defense Authorization Act of 1997 was signed into law in September 1996. One section of that legislation that began as the Military Honor and Decency Act (the "Military Act") bans the sale or rental of sexually oriented written or videotaped material on property under the jurisdiction of the Department of Defense. A Federal Court permanently enjoined enforcement of the Military Act and prohibited the Department of Defense from changing its acquisition and stocking practices based on the Military Act. The government filed an appeal. On November 21, 1997, the U.S. Court of Appeals vacated the trial court's decision and remanded the case back to the trial court, ordering it to hold the Military Act constitutional. The Court of Appeals decision has been stayed pending further appeal. The Military Act, if applicable to the Company's products, would prohibit the sale of Playboy magazine, newsstand specials and videos at commissaries, PX's and ship stores, and would adversely affect a portion of the Company's sales attributable to such products. Based on preliminary estimates and current sales levels at such locations, the Company believes that any such impact would be immaterial.

Other Domestic Publishing

     The Publishing Group has also created media extensions, taking advantage of the magazine's reputation for quality and its libraries of art, photography and editorial text. These products include newsstand specials and calendars, which are primarily sold in newsstand outlets and use both original photographs and photographs from the Company's library. In fiscal years 1995, 1996 and 1997, the group published 18, 21 and 22 newsstand specials, respectively. The group published 11 newsstand specials in the transition period and expects to publish 23 newsstand specials in calendar year 1998. The last increase in the newsstand cover price (to $6.95) was implemented in fiscal year 1996.

     The Publishing Group also generates revenues from various businesses which include 900-number Playboy-related audiotext services, Playboy Collectible Trading Cards and books. In conjunction with General Publishing Group, Inc., an unaffiliated third party, the Company published The Playmate Book: Five Decades of Centerfolds in fiscal year 1997, which featured photographs and capsule biographies of 514 Playmates. Also in conjunction with General Publishing Group, Inc., the Company expects to release Inside the Playboy Mansion in the fall of 1998, featuring a private glimpse, in photographs and text, into the inner-sanctums of the legendary Playboy Mansions in both Chicago and Los Angeles.

     In fiscal year 1995, the Company launched a free site on the Internet. Playboy.com is one of the Internet's most visited destination sites, averaging approximately 1.4 million page impressions per day in December 1997 according to unaudited information from Nielsen I/PRO. A "page impression" is recorded each time an Internet page is seen by a user, regardless of the number of files contained on the page. Taking full advantage of the technological capabilities of the medium, Playboy.com features approximately 2,500 pages containing popular editorial features from Playboy magazine, such as excerpts of Playboy Interviews, articles and Playboy Advisor columns, and select photos from Playmate pictorials. Playboy.com also features French, German, Italian and Spanish translations. The site also promotes Playboy TV's monthly programming schedule and sells Playboy magazine subscriptions. In January 1998 the Company announced a partnership with Dark Horse Comic Books to bring to life many of the Dark Horse titles beginning with Bettie Page: Spicy Adventure. The Company has also launched The Listening Lounge in conjunction with Rhino Records, in which visitors can listen to select audio samples of various recordings. The Company plans to continue to increase the original content on Playboy.com, including through other alliances. The Company also implemented two additional mirror servers in fiscal year 1997 (one in the United States and one in the United Kingdom) to handle increased traffic on Playboy.com.

     In fiscal year 1996, the Company began generating revenues from the sale of advertising on Playboy.com which resulted in the site realizing a net profit in fiscal year 1996. The site nearly tripled advertising revenues in fiscal year 1997. It experienced modest revenue growth in the transition period compared to the six months ended December 31, 1996. The Company expects to see continued growth in advertising revenues in calendar year 1998. Advertising on Playboy.com is priced on a CPM basis determined by page impressions. Advertising is sold by the Company as well as a division of Softbank, Interactive Media Sales ("IMS"). The Company continued to add new advertisers to the site in the transition period.

     In July 1997, the Company launched a pay site on the Internet. Playboy Cyber Club, which is currently offered on a subscription basis for $60 per year, has already attracted over 20,000 subscribers as of December 31, 1997. Playboy Cyber Club allows members to peruse approximately 35,000 pages on the site. Major attractions include individual home pages for every Playboy Playmate; every Playboy Interview published in the magazine; Playboy Advisor columns; video clips of Playboy home videos and Playboy TV shows; the Playboy Photo Library, which includes never-before-published images from Playboy magazine's 9-million-image photo library; the Playboy Art Gallery, which features images from the Company's extensive art collection; and the Playboy Sports Page, which includes real-time sports scores and sports-related features. Playboy Cyber Club also features six chat rooms and five exclusive newsgroups. In the transition period, Playboy Cyber Club successfully launched a live webcast of the annual New Year's Eve bash at the Playboy Mansion, marking the first time that members could attend an event inside the Playboy Mansion via their computer. Pay-per-visit access is expected to be available by calendar year 1999.

     Beginning with the first quarter of calendar year 1998, the online, or new media, business will be reported as a separate operating group. In addition to the online businesses discussed above, in calendar year 1998 the group's results will reflect e-commerce (sales through the Internet) which is currently reported in the Catalog Group, and is discussed in that section, and Playboy magazine.

     The free and pay sites combined will offer the Company four sources of revenue: advertising, e-commerce, subscription and pay-per-visit.

International Publishing

     The Company licenses the right to publish 16 international editions of Playboy magazine in the following countries: Australia, Brazil, Croatia, the Czech Republic, France, Germany, Greece, Italy, Japan, Netherlands, Poland, Russia, Scandinavia, Slovakia, Spain and Taiwan. In the transition period, the Company launched the edition in Scandinavia, which is initially being circulated in Norway, with plans to expand later to Sweden, Finland and Denmark. The Company discontinued the Mexican edition in early calendar year 1998 and is exploring relaunching the edition with another publisher. The Company's equity interest in the Polish edition was increased from 45% to a majority interest in March 1996. Combined average circulation of the international editions is approximately 1.3 million copies monthly.

     Local publishing licensees tailor their international editions by mixing the work of their national writers and artists with editorial and pictorial material from the U.S. edition. The Company monitors the content of the international editions so that they retain the distinctive style, look and quality of the U.S. edition, while meeting the needs of their respective markets. The terms of the license agreements for Playboy magazine's international editions vary, but in general are for terms of three or five years and carry a guaranteed minimum royalty as well as a formula for computing earned royalties in excess of the minimum. Royalty computations are generally based on both circulation and advertising revenues. In the transition period, two editions - Brazil and Germany - accounted for approximately 57% of the total licensing revenues from international editions.

Other Publications

     The Company owns a 20% interest in duPont Publishing, Inc. ("duPont"), publisher of duPont Registry, A Buyers Gallery of Fine Automobiles; duPont Registry, A Buyers Gallery of Fine Homes; and duPont Registry, A Buyers Gallery of Fine Boats. The Company has an option to acquire the remaining 80% interest in duPont at a price based on fair market value as of December 31, 1999, and receives management fees. This investment is accounted for on the equity method and the Company's proportionate share of duPont's net income or loss is included in nonoperating income or expense.

Entertainment Group

     The Company's Entertainment Group operations include the production and marketing of programming through domestic Playboy TV, other domestic television, international television and worldwide home video businesses as well as the worldwide distribution of programming through AdulTVision and the co-production and distribution of feature films.

     In early calendar year 1998, the Company and Spice Entertainment Companies, Inc. ("Spice"), a competitor in the adult movie service industry, announced an agreement whereby the Company will acquire all of the outstanding shares of Spice, subject to the satisfactory completion of various items. See Note S of Notes to Consolidated Financial Statements.


     The revenues and operating income of the Entertainment Group were as follows for the periods indicated in the following table (in millions):

                                                     Six Months
                                                     Ended Dec. 31,    Fiscal Years Ended June 30,
                                                     --------------    ---------------------------
                                                          1997           1997      1996      1995
                                                          ----           ----      ----      ----
Revenues
  Playboy TV
    Cable.............................................   $  9.6         $ 21.2    $ 21.2    $ 18.9
    Satellite direct-to-home..........................     14.0           23.1      16.4       9.6
    Off-network productions and other.................      1.3            3.0       1.7       0.4
                                                         ------         ------    ------    ------
  Total Playboy TV....................................     24.9           47.3      39.3      28.9
  Domestic home video.................................      3.3            8.5       9.4       9.5
  International TV and home video.....................      4.7           12.2      11.9      11.2
                                                         ------         ------    ------    ------
  Total Playboy Businesses............................     32.9           68.0      60.6      49.6
  AdulTVision.........................................      2.3            4.5       1.9        -
  Movies and other....................................      2.2            2.2       2.3       2.1
                                                         ------         ------    ------    ------
  Total Revenues......................................   $ 37.4         $ 74.7    $ 64.8    $ 51.7
                                                         ======         ======    ======    ======

  Operating Income
  Profit contribution before programming expense......   $ 19.2         $ 39.7    $ 30.5    $ 21.1
  Programming expense (a).............................    (11.2)         (21.4)    (21.3)    (20.1)
                                                         ------         ------    ------    ------
  Total Operating Income..............................   $  8.0         $ 18.3    $  9.2    $  1.0
                                                         ======         ======    ======    ======

  (a) Includes amortization expense for all businesses listed above, including AdulTVision and movies.

Programming
-----------

     The Entertainment Group develops, produces and distributes programming for domestic Playboy TV, other domestic pay television, domestic home video and international television and home video markets. Its productions have included feature films, magazine-format shows, dramatic series, game shows, live events, anthologies of sexy short stories and celebrity and Playmate features.

     The Company invests in Playboy-style, original quality programming to support its expanding businesses. The Company invested $14.4 million, $30.7 million, $25.5 million and $21.3 million in entertainment programming in the transition period and fiscal years 1997, 1996 and 1995, respectively. These amounts, which include expenditures for Playboy-branded programming, AdulTVision and feature films, resulted in 96, 166, 120 and 86 hours of original programming being produced in the transition period and fiscal years 1997, 1996 and 1995, respectively. At December 31, 1997, the Company's library of exclusive, Playboy-brand original programming totaled approximately 1,200 hours. In calendar year 1998, the Company expects to invest approximately $31.4 million in Company-produced and licensed programming, which would result in approximately 175 hours of original programming being produced. These amounts could vary based on the timing of completion of productions.

     The following tables list movies produced or co-produced by the Company and the series still in distribution, each generally containing 26 episodes, and certain information related to each:

     Movies                                          Number of Releases
     ------                                          ------------------
     Playboy Films
       Fiscal year 1995................................... Three
       Fiscal year 1996................................... Four
       Fiscal year 1997................................... Three
       Transition period.................................. Two

     The Eros Collection
       Fiscal year 1995................................... Six
       Fiscal year 1996................................... Twelve
       Fiscal year 1997................................... Seventeen
       Transition period.................................. Two

     Title of Series                                       Genre
     ---------------                                       -----
     Playboy Late Night................................... magazine-format
     Inside Out........................................... anthology
     Eden................................................. dramatic series
     Playboy's Secret Confessions and Fantasies........... hosted series
     Playboy's Love & Sex Test............................ game show
     Erotic Fantasies..................................... anthology
     Women: Stories of Passion............................ anthology
     Red Shoe Diaries..................................... anthology

     In fiscal year 1995, the Company began releasing feature films in the $1 million to $2 million range under the Playboy Films label. These films are generally completed under co-production and distribution agreements with, among others, the Motion Picture Corporation of America. In fiscal year 1997, the Company signed a co-production agreement with Zalman King Entertainment, Inc. ("Zalman King"). The agreement provides for the Company and Zalman King to co-produce feature films, two of which were completed in fiscal year 1997 and released in the transition period. During the transition period, the Company began production of a third film under the Zalman King agreement, as well as an additional film to be produced exclusively by the Company. These two films, currently under production, are expected to be completed and released during calendar year 1998. All of the Playboy Films have also aired or will air on domestic Playboy TV.

     Also in fiscal year 1995, the Company created and began marketing The Eros Collection, a line of small-budget, non-Playboy-branded movies. These movies are released internationally through home video and television and air on domestic Playboy TV. In fiscal year 1997, seven co-produced films were also included under the Eros label, bringing the total Eros Collection films released during the period to 17. Two films were also released under the label during the transition period, and a number of films are currently in production.

     In fiscal year 1996, the Company and Orion Home Video ("Orion") signed an agreement to release a total of 18 Playboy Films and 24 Eros Collection films in the domestic home video market. In July 1997, Orion was purchased by a division of MGM/UA Home Entertainment ("MGM"). During the transition period, the Company reached a cash settlement with MGM, relieving them of contract obligations regarding distribution of the last nine Playboy Films in the original agreement. The Company is currently in the process of finding a new distributor for Playboy Films and Eros Collection Films.

     The Company's series air on domestic and international Playboy TV networks and are marketed to distributors internationally. Additionally, some episodes have been released as Playboy Home Video titles and have been licensed to other networks. In fiscal year 1996, the Company began production of Women: Stories of Passion ("Women"), a series of 30-minute erotic anthologies written, produced and directed by women. In fiscal years 1997 and 1996 combined, the Company licensed 39 episodes of the Women series to Showtime Networks Inc. ("Showtime"), the last six of which were delivered during the transition period. Broadcast initially by Showtime, the series is then distributed worldwide by the Company.

     As part of the co-production agreement with Zalman King discussed above, the Company and Zalman King have also co-produced 18 new episodes of the popular cable television series Red Shoe Diaries, 16 of which were completed and released by the end of the transition period. The remaining two episodes under the agreement were completed and released at the beginning of calendar year 1998. The production of the series is co-financed by the Company and Showtime. The agreement grants the Company international distribution rights to the new episodes of Red Shoe Diaries, plus 48 episodes previously aired on Showtime.

     During fiscal year 1997, Farrah Fawcett became the subject of the Company's first multimedia celebrity production. Early in June 1997, Farrah's second Playboy magazine cover and pictorial went on sale and she starred in a cable and satellite direct-to-home ("DTH") pay-per-view special event. A Playboy home video of the event, Farrah Fawcett: All of Me, was released in August 1997.

     The Company's Playboy-branded programming is available in the United States through Playboy TV, and internationally through Playboy TV networks and, on a tier or program-by-program basis, by foreign broadcasters. Domestic Playboy TV is offered on cable and through the DTH market on a pay-per-view and monthly subscription basis. There are currently three international Playboy TV networks in the United Kingdom, Japan and Latin America. Additionally, the Company has an AdulTVision network in Latin America. The Company has also announced plans to launch Playboy TV networks in Iberia as well as in Germany and Scandinavia during calendar year 1998. An agreement was signed during fiscal year 1997 to launch a Playboy TV network in South Korea, however, the launch of the network has been temporarily delayed due to the poor economic conditions in that country. At this point, the Company expects that the network will not be launched in South Korea until calendar year 1999. The Company also distributes its programming on videocassettes, laserdiscs and digital video discs ("DVDs"), which are sold or rented through retail outlets and the Company's Internet sites worldwide and sold through direct mail, including two of the Company's catalogs, in domestic markets.

     The Company's Playboy-branded programming features stylized eroticism in a variety of entertaining formats for men and women, with an emphasis on programming for couples. The programming does not contain depictions of explicit sex or scenes that link sexuality with violence, and is consistent with the level of taste and quality established by Playboy magazine.

Playboy TV

     When the Company introduced its domestic pay cable network, Playboy TV, in 1982, it was available only through monthly subscriptions. In December 1989, the Company began to focus on the then-emerging pay-per-view market by promoting the pay-per-view option in addition to the monthly subscription option. Pay-per-view services are available in cable systems that are equipped with addressable hardware that allows cable subscribers to order specific programs. In recent years, Playboy TV has added a significant number of viewers through the DTH market, which is the fastest-growing segment of the pay television business.

Cable

     In May 1994, the Company expanded Playboy TV from a ten-hour per night schedule to 24-hour availability. This change enabled the Company to increase revenues through maximum utilization of its transponder on Hughes Communications' Galaxy V satellite by offering more buying opportunities to the consumer. At December 31, 1997, Playboy TV was available to approximately 11.6 million cable addressable households, a 4% increase compared to December 31, 1996. Of the 11.6 million cable addressable households, only an estimated 2.0 million could receive Playboy TV on a 24-hour basis, a 2.5 million, or 56%, decrease compared to December 31, 1996. The number of total cable addressable households to which Playboy TV was available at December 31, 1997 increased 4% from June 30, 1997, while households with 24-hour availability decreased 0.8 million, or 29%, over the same period. The drop in households with 24-hour availability began in the fourth quarter of fiscal year 1997 after enforcement of Section 505 of the Telecommunications Act of 1996 (the "Telecommunications Act") began, as discussed below.

     The performance of Playboy TV in individual cable systems varies based principally on the ordering technology and the quantity and quality of marketing done by affiliated cable systems ("Cable Affiliates").

     Pay-per-view permits customers to purchase only as much of the Company's programming as they wish and only when they desire to watch the programming. Pay-per-view also permits customers to control the viewing of the programming within their households. In addition, the relatively low price of an evening of pay-per-view programming competes well with many other forms of entertainment. Individual Cable Affiliates determine the retail price of the pay-per-view service, although prices average approximately $5.70 for a block of programming.

     The number of monthly cable subscribers has declined, as expected. As of December 31, 1997, Playboy TV had an estimated 115,000 monthly subscribing households, down from 157,000 at June 30, 1997, 192,000 at June 30, 1996 and 201,000 at June 30, 1995. Individual Cable Affiliates determine the retail price of the monthly subscription service, although prices average approximately $9.15, largely dependent on the number of premium services to which a household subscribes.

     The following table illustrates certain information regarding cable households in general, and Playboy TV (in thousands):

                                             Total Cable          Playboy TV
                            Total Cable      Addressable       Cable Addressable
                           Households (a)   Households (a)      Households (b)
                           --------------   --------------      --------------
  June 30, 1995                60,350           23,450             10,600
  June 30, 1996                62,850           26,400             11,300
  June 30, 1997                64,000           29,350             11,200
  December 31, 1997            64,500           30,700             11,600

  Compound Annual Growth
    Rate (July 1, 1994 -
      December 31, 1997)          2.7%            11.4%               3.7%

-----------
     (a) Source: Information reported in April 1997 by Paul Kagan Associates, Inc. ("Kagan") for December 31 of each respective year. June 30 numbers are estimated by the Company based on the December 31 information. Kagan projects less than 1% and 9% average annual increases in total cable households and total cable addressable households, respectively, through calendar year 2000.
     (b) Represents the approximate number of cable addressable households to which Playboy TV was available as of the end of the period.

     Most cable service in the United States is distributed through large multiple system operators ("MSOs"). At December 31, 1997, the Company had arrangements with 19 of the nation's 20 largest MSOs. These 19 MSOs, through Cable Affiliates, controlled access to approximately 56.4 million, or 87%, of the 64.5 million total cable households. Once arrangements are made with an MSO, the Company is able to negotiate channel space for Playboy TV with the Cable Affiliates controlled by that MSO, and acceptance by Cable Affiliates provides the basis for expanding the Company's access to individual cable households. Four of these 19 MSOs served approximately 9.2 million, or 79%, of the approximately 11.6 million cable addressable households to which Playboy TV was available at December 31, 1997. Consistent with industry practice, the Company's agreements with Cable Affiliates are generally cancelable upon 60 or 90 days' notice by either party.

     Management believes that the Telecommunications Act discussed below has slowed growth in cable access for the Company's domestic pay television businesses. Additionally, management believes that the growth has slowed in recent years due to the effects of cable reregulation by the Federal Communications Commission ("FCC"), including the "going-forward rules" announced in fiscal year 1995 which provide cable operators with incentives to add basic services. As cable operators have utilized available channel space to comply with "must-carry" provisions, mandated retransmission consent agreements and "leased access" provisions, competition for channel space has increased. Further, the delay of new technology, primarily digital set-top converters which would dramatically increase channel capacity, has contributed to the slowdown. Management believes that growth will continue to be affected in the near term as the cable television industry responds to the FCC's rules and subsequent modifications, and develops new technology. However, as digital technology (which is unaffected by Section 505) becomes more available, the Company believes that ultimately its pay television networks will be available to the vast majority of cable households on a 24-hour basis.

     In February 1996, Congress passed the Telecommunications Act, and President Clinton signed it into law. Certain provisions of the Telecommunications Act are directed exclusively at cable programming in general and adult cable programming in particular. In some cable systems, audio or momentary bits of video of premium or pay-per-view channels may accidentally become available to nonsubscribing cable customers. This is called "bleeding." The practical effect of Section 505 of the Telecommunications Act ("Section 505") is to require many existing cable systems to employ additional blocking technology in every household in every cable system that offers adult programming, whether or not customers request it or need it, to prevent any possibility of bleeding, or to restrict the period during which the programming is transmitted from 10:00 p.m. to 6:00 a.m. Penalties for violation of the Telecommunications Act are significant and include fines and imprisonment. Based on the limited information received, the Company believes that most of the cable operators that were not in compliance with Section 505 have complied by restricting the hours of transmission. See Part I. Item 3. "Legal Proceedings."

     Management believes that the Company's revenues attributable to its domestic pay television cable services will continue to be materially adversely affected as a result of enforcement of Section 505, which commenced May 18, 1997, due to reduced buy rates from the systems that roll back carriage to a 10:00 p.m. start time, subscriber declines and reduced carriage from cable operators due to aggressive competition for carriage from all program suppliers. The Company has estimated that the Entertainment Group's calendar year 1998 revenues will be reduced by approximately $3.5 million, and approximately $25 million (at present value at 6%) over the next ten years, due to Section 505. These amounts do not take into account the loss of revenues due to the slowing of access to new homes and of upgrading of old homes from ten to 24 hours. The Company is pursuing in the United States District Court in Wilmington, Delaware (the "Delaware District Court") its case challenging on constitutional grounds the validity of Section 505 and is seeking a permanent injunction against the enforcement of Section 505. The Company's full case on the merits was heard by the Delaware District Court in March 1998. A decision is expected by July 1998. There can be no assurance that the Delaware District Court will grant such an injunction.

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

     Competition among providers of cable services for channel space and viewer spending is intense and the Company competes in this segment of its business primarily on the basis of its brand name and its original unique quality programming. Playboy TV's competition varies in the type and quality of programming offered, and includes adult movie services which offer primarily third party programming. As the Company's agreements with cable operators have come up for renewal or renegotiation, the Company has experienced significant competition from these lower cost competitors with respect to the revenue split between the cable operator and the Company. The Company believes that a majority of its current fee arrangements with its Cable Affiliates with respect to Playboy TV are generally more favorable to it as a service provider than fee arrangements offered by its adult movie service competitors and less favorable to the Company as a service provider than fee arrangements offered by general interest movie service competitors. While there can be no assurance that the Company will be able to maintain its current fee structures in the face of price competition, the Company believes that strong Playboy brand recognition, the quality of its programming and its resulting ability to appeal more effectively to a broader range of adult audiences are critical factors which will continue to differentiate Playboy TV from its competitors. In fiscal year 1996, in part as a response to such price competition, the Company launched a flanker network, AdulTVision, to provide a lower-cost product that, in combination with Playboy TV, can result in a more attractive overall fee arrangement for cable operators. As previously mentioned, in early calendar year 1998, the Company and Spice, a competitor in the adult movie service industry, announced an agreement whereby the Company will acquire all of the outstanding shares of Spice, subject to the satisfactory completion of various items. See Note S of Notes to Consolidated Financial Statements. If the transaction is completed, the Company expects that the overall package available to cable operators will improve, thereby strengthening the Company's performance in the cable industry.

DTH

     The Company also provides Playboy TV via encrypted signal, on both a pay-per-view and monthly subscription basis, to home satellite dish viewers. The DTH market, which is not impacted by Section 505, is the fastest-growing segment of Playboy TV, with fiscal year 1997 DTH revenues exceeding cable revenues for the first time. Playboy TV was available on a monthly subscription and/or pay-per-view basis to the following number of DTH households (in thousands):

                             Dec. 31,     June 30,     June 30,     June 30,
                                 1997         1997         1996         1995
--------------------------------------------------------------------------------
DTH Households                  6,774        6,277        4,867        3,282
--------------------------------------------------------------------------------

     At the end of fiscal year 1994, Playboy TV became one of the first networks to be launched on DirecTV, the first commercial digital broadcast satellite ("DBS") service. This service provides exceptional improvements in program delivery and consumer interface to households equipped with Digital Satellite System receiving units, consisting of an 18-inch satellite antenna, a digital receiver box and a remote control. Playboy TV expanded from ten-hour to 24-hour programming on DirecTV in August 1995. Playboy TV was added to a second DBS service, PrimeStar, at the end of fiscal year 1995 and was expanded from ten-hour to 24-hour programming and became available on a subscription (as well as a pay-per-view) basis beginning in April 1997. Playboy TV is now also available on EchoStar and the DISH network in the United States, and on Star Choice in Canada, making it the only adult service to be available on all five DTH services in the United States and Canada. The significant growth in the DTH market has provided the Company with an expanded customer base via a digital transmission which has historically produced higher buy rates than analog cable markets.

Domestic Home Video

     The Company also distributes its original programming domestically via videocassettes, laserdiscs and DVDs that are sold or rented in video stores, music and other retail outlets, the Company's Internet sites and through direct mail, including two of the Company's catalogs. Playboy Home Video is one of the largest-selling brands of nontheatrically released, special-interest videos in the United States. Playboy Home Video was named as one of Billboard magazine's "Top Video Sales Labels" for calendar years 1995, 1996 and 1997. The format of Playboy Home Videos is consistent with the style, quality and focus of Playboy magazine.

     During fiscal year 1995, the Company released 14 new Playboy Home Video titles, including The Best of Pamela Anderson in June 1995, which became the first Playboy Home Video title ever to reach the number one spot on Billboard magazine's weekly Top Video Sales Chart ("Sales Chart"), a position that it maintained for 12 weeks in fiscal year 1996. Additionally, three other fiscal year 1995 releases were in the top five on the Sales Chart. In addition, the Company released four other titles in fiscal year 1995, including a documentary and a workout video. Also in fiscal year 1995, a new product line, The Eros Collection, was introduced. As previously discussed, these are small-budget, non-Playboy-branded movies.

     In fiscal year 1996, the Company released 14 new Playboy Home Video titles, including The Best of Anna Nicole Smith which reached the number two spot on the Sales Chart. Eight of the 14 new titles entered the top five on the Sales Chart in fiscal year 1996. The Best of Jenny McCarthy was released in June 1996 and became the second Playboy title to reach the number one spot on the Sales Chart, a position it held for five weeks in the summer of 1996. Due to its outstanding performance throughout the year, this title held the number four position in Billboard magazine's 1996 Year in Video Chart.

     The Company released 14 new Playboy Home Video titles in fiscal year 1997, all of which entered the top 20 on the Sales Chart during the fiscal year, with 11 of the 14 also reaching the top ten.

     During the transition period, the Company released eight new Playboy Home Video titles, all of which entered the top 20 on the Sales Chart during the transition period. As previously mentioned, Farrah Fawcett: All of Me was released in August 1997 and became the third Playboy title to reach the number one position on the Sales Chart where it remained for two weeks. The Company plans to release 16 Playboy Home Video titles in calendar year 1998.

     In addition to retail sales, the Company also sells its videos through direct-marketing channels, including Playboy magazine, Playboy catalog, and Critics' Choice Video catalog, and two of the Company's Internet sites, Playboy.com and CCVideo. The Company has also entered into various direct marketing alliances for the sales of its continuity series. In fiscal year 1997, the Company introduced a second continuity series featuring new products with Sony Music Direct. As of June 1997, Sony Music Direct also took over from Time Life Inc. the marketing and distribution of the first continuity series representing the core retail product line to new direct response customers. Time Life Inc. is expected to continue to market and distribute the core retail product to the existing customer base through June 1998. Also, the Company entered into an agreement with Real Entertainment, Inc. in May 1997 for a separate direct response program representing the Playboy Home Video product line which is expected to roll out during calendar year 1998.

     The Company's Playboy Home Video products have been distributed in the United States and Canada by Universal Music & Video Distribution ("Uni") whereby, until the fourth quarter of fiscal year 1995, the Company was responsible for manufacturing the video product and for certain marketing and sales functions. The Company's new release titles are still distributed in this manner, however, in the fourth quarter of fiscal year 1995 the Company entered into a three-year distribution agreement with Uni related to backlist titles (titles in release for longer than a year) that shifted manufacturing and marketing responsibilities to Uni. The Company has received annual guarantees for the backlist titles. During fiscal year 1997, the third and final year of the agreement was extended through June 1998. The Company is currently in negotiations for a new distribution agreement.

     The Company also distributes its video programming via laserdiscs and, beginning in fiscal year 1997, the new DVD format, through agreements with Image Entertainment, Inc.

International TV and Home Video

     Internationally, Playboy programming is available in approximately 150 countries and territories, either on a tier or program-by-program basis or, in the United Kingdom, Japan and approximately 20 Latin America countries and territories, through a local Playboy network in which the Company owns an equity interest and from which it receives licensing fees for programming and the use of the Playboy brand name.

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

     In fiscal year 1995, the Company launched the first international Playboy TV network in the United Kingdom in a joint-venture agreement with Flextech plc, a U.K. entertainment company that is majority-owned by a subsidiary of Tele-Communications, Inc. ("TCI") and British Sky Broadcasting Ltd. ("BSKyB"). The Company owns 19% of the network, with an option to acquire an additional 10% equity interest, and receives license fees for programming and the use of the Playboy brand name.

     During fiscal year 1996, a second international Playboy TV network, in which the Company owns less than a 20% interest, was launched in Japan in partnership with Tohokushinsha Film Corp. Under the terms of a long-term program supply agreement the Company will provide 700 hours of programming over the first five years of the venture and receives a royalty for use of its brand name. During fiscal year 1997, the venture was granted a license to distribute to the DTH market in Japan.

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

     The Company's partnership with Cisneros has been expanded to encompass Playboy TV networks in Iberia as well as in Germany and Scandinavia, which are expected to be launched during calendar year 1998. In March 1997, the Company announced that it will launch a Playboy TV network in South Korea through a partnership with Daewoo Corporation. However, the launch has been temporarily delayed due to the poor economic conditions in that country. At this point, the Company expects that the network will not be launched in South Korea until calendar year 1999. The Company continues to explore opportunities for additional international networks.

     As the Company's international networks grow, the Company intends to produce programming specifically targeted to the local markets in order to maximize the appeal of Playboy TV among the Company's new customers. For example, the U.S. popularity of Night Calls, the Company's live call-in talk show, prompted the creation of Night Calls U.K. in fiscal year 1997, and the Company also plans to develop a Latin American version of the show.

     Through separate distribution agreements, the Company also distributes its U.S. home video products to more than 55 countries and territories in North and South America, Europe, Australia, Asia and Africa. These products are based on the videos produced for the U.S. market, with dubbing or subtitling into the local language where necessary.

AdulTVision

     In July 1995, the Company launched a second pay television network, AdulTVision, as a flanker network to Playboy TV, which allows the Company to appeal more effectively to a broader range of adult audiences. AdulTVision is principally offered on a pay-per-view basis and is sold primarily in combination with Playboy TV through cable operators, and to the DTH market. At December 31, 1997, the network was available domestically to approximately 5.9 million cable addressable and DTH households, a 20% and 11% increase from December 31, 1996 and June 30, 1997, respectively. As previously discussed, the Company launched the network internationally in Latin America in the fall of 1996.

     AdulTVision's programming is available domestically through a full-service distribution agreement with a third-party provider until June 1998. Under the terms of this agreement, uplink, encoding, access to a transponder and other services are provided. Management believes that upon expiration of the current agreement it will be able to continue with its current provider or locate another transponder for the transmission of AdulTVision.

Product Marketing Group

     The Product Marketing Group licenses the Playboy name, Rabbit Head Design and other trademarks and artwork owned by the Company for the worldwide manufacture, sale and distribution of a variety of consumer products.

     The revenues and operating income of the Product Marketing Group were as follows for the periods indicated in the following table (in millions):

                                 Six Months        Fiscal Years Ended June 30,
                               Ended Dec. 31,      ----------------------------
                                   1997               1997     1996      1995
                               --------------      ---------  --------  -------
  Revenues..................       $4.2               $8.0      $7.1      $6.8
                                   ====               ====      ====      ====
  Operating Income..........       $1.6               $3.5      $3.7      $3.4
                                   ====               ====      ====      ====

     The Product Marketing Group works with licensees to develop, market and distribute high-quality, branded merchandise. The Company's licensed product lines include men's clothing, accessories, watches, jewelry, fragrances, small leather goods, stationery, eyewear and home fashions. These products are marketed principally in countries in Asia, primarily through retail outlets, including department and specialty stores. The Company's Hong Kong-based apparel licensee operates approximately 425 freestanding Playboy stores and boutiques within department stores in China and Hong Kong. This licensee completed construction of a new factory in November 1997 and is currently in the process of consolidating its five distribution and sales offices throughout the country into three.

     Continuing its alliance with Consolidated Cigar Corporation, a second Playboy cigar line was launched in fiscal year 1997, the limited-edition LeRoy Neiman Selection. Neiman, whose artwork has been featured in Playboy magazine for more than 40 years, created an original work of art for the cigar box and his image appears on the cigar band. Beginning in the transition period, the Company's first cigar line, Playboy by Don Diego, was marketed internationally. The cigars are currently available on a limited basis in Germany, the United Kingdom and parts of Asia, with official marketing launches in these and other countries scheduled during calendar year 1998.

     Royalties are based on a fixed or variable percentage of the licensee's total net sales, in many cases against a guaranteed minimum. During the transition period, approximately 69% of the royalties earned from licensing the Company's trademarks was derived from licensees in Asia, 15% from the United States and 14% from Europe.

     The Company maintains control of the design and quality specifications of its licensed products to ensure that products are consistent with the quality of the Playboy image. To project a consistent image for Playboy-branded products throughout the world, a global advertising campaign and brand strategy was launched in fiscal year 1995 to integrate all of the marketing efforts of the product licensees and to control the brand more effectively. Continued investments in brand marketing and product design were made during the transition period to further promote a cohesive brand image. The emphasis on ensuring consistent product design is expected to continue in calendar year 1998.

     To capitalize on its international name recognition, the Company continues to increase its international product marketing activities, targeting growth for its licensing business in South America and Europe as well as supporting and expanding its current presence throughout Asia. More specifically, the Company plans to promote business in particular countries by capitalizing on the presence of other Playboy products, such as international editions of Playboy magazine and Playboy TV networks.

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

     To protect the success and potential future growth of the Company's product marketing and other businesses, the Company actively defends its trademarks throughout the world and monitors the marketplace for counterfeit products. Consequently, it initiates legal proceedings from time to time to prevent unauthorized use of the trademarks. The Company uses a hologram on Playboy packaging as a mark of authenticity. While the trademarks differentiate the Company's products, the marketing of apparel and jewelry is an intensely competitive business that is extremely sensitive to economic conditions, shifts in consumer buying habits and fashion trends, as well as changes in the retail sales environment.

Casino Gaming Group

     In fiscal year 1996, the Company announced plans to reenter the casino gaming business. The Company, with a consortium of Greek investors, bid for and won an exclusive casino gaming license on the island of Rhodes, Greece. The Company's consortium executed the contract with the government in October 1996 and is renovating the historic Hotel des Roses to be the Playboy Casino and Beach Hotel (the "Rhodes Casino"), which is expected to open in calendar year 1998. The Company has hired a senior gaming executive who will oversee the management of the Rhodes Casino and exploration of additional casino gaming opportunities, with a strategy to form joint ventures with strong local partners, in which the Company would receive license fees for the use of the Playboy name and trademarks and would typically take equity positions. As a result of the Company's early adoption of a Statement of Position, Reporting on the Costs of Start-Up Activities, as previously discussed, expenses of $0.5 million were incurred during the transition period related to development costs for the Rhodes Casino and other potential casino gaming ventures.

Catalog Group

     The Company's Catalog Group operations include the direct marketing of products through the Critics' Choice Video catalog, including The Big Book of Movies (the "Big Book"), the Collectors' Choice Music catalog and the Playboy catalog, combined with the marketing of products through the Company's sites on the Internet.

     The revenues and operating income of the Catalog Group were as follows for the periods indicated in the following table (in millions):

                               Six Months       Fiscal Years Ended June 30,
                             Ended Dec. 31,    ----------------------------
                                 1997           1997       1996       1995
                             --------------    ------     ------     ------
  Revenues................      $40.0           $76.3     $71.7      $61.4
                                =====           =====     =====      =====
  Operating Income........      $ 2.0           $ 4.8     $ 5.2      $ 5.2
                                =====           =====     =====      =====

     The Critics' Choice Video catalog, one of the largest-circulation catalogs of classic, popular and hard-to-find movies, is published quarterly and includes movies from all of the major film studios. The catalog has expanded through alternative distribution methods such as an online service, package inserts, solo mailings and ads in specialty publications. Critics' Choice Video has been challenged over the past year and a half by a softness in response rates primarily from prospective customers. In an attempt to counter this softness, the Company established several new initiatives in the fall of 1997, including the launch of CCVideo, an online version of the catalog, and the Big Book, both of which are discussed below. Additionally, a new pricing concept is being tested offering prospective customers discounts of 25% and 50% off numerous titles. Although still being evaluated, initial results are positive.

     In October 1997, Critics' Choice Video launched the first Big Book, a 324-page, perfect-bound oversize catalog featuring 10,000 in-stock videos, of which over 2,000 are offered at a 25% discount. Sales from this catalog in the transition period exceeded expectations, resulting in current plans for a second printing. The Big Book will be revised on an annual basis, with the second edition expected to be released in the fall of 1998.

     The Collectors' Choice Music catalog currently offers more than 1,500 titles from all music genres on CDs and cassettes, including imports and hard-to-find reissues. The Collectors' Choice Music catalog is published three times annually. Since the catalog's inception in fiscal year 1994, the Company has continued to increase the circulation and product offerings of the catalog. However, the Company plans to lower circulation of the catalog for calendar year 1998 compared to calendar year 1997 due to a reduction in prospecting.

     In a continuing effort to provide superior customer service, the Critics' Choice Video and Collectors' Choice Music catalogs operate telephone search lines through which customers can inquire about the availability of any film or musical recording, including those not in the catalogs. This service not only provides immediate assistance to the customer, but information on the interests of the customers. The Company continues to increase the number of titles produced under its own labels. As a result, in the transition period approximately 30 and 35 new exclusive titles were released under the Critics' Choice Video and Collectors' Choice Music catalogs, respectively. Both catalogs plan to continue to expand their exclusive offerings in calendar year 1998.

     Playboy catalog products include Playboy-branded fashions, cigars and gifts, Playboy Home Video titles, Playboy collectibles, such as calendars, back issues of the magazine and newsstand specials, and CD-ROM products. The Playboy catalog is published three times annually and, beginning in the transition period, has been reformatted to a larger (8 1/2" x 11"), more upscale catalog which expands on Playboy-branded and licensed product offerings.

     To expand the reach of the group's products, in April 1996 an online version of the Playboy catalog, called the Playboy Store, was added to the Company's Internet site (http://www.playboy.com). The Playboy Store offers the same products as the printed version, at a 20% discount. In fiscal year 1997, its first full year of operation, sales from the Playboy Store equaled approximately 9% of the print catalog sales, of which 80% were from first-time buyers, and orders were received from approximately 40 countries.

     Based on the performance of the Playboy Store and consumer interest in purchasing music and videos online, the group launched CCMusic, an online version of the Collectors' Choice Music catalog, in the summer of 1997 at http://www.ccmusic.com. CCMusic offers approximately 35,000 titles in every musical genre, including exclusive releases and titles not found on any other Internet site. The site also features select audio clips of interviews with various recording artists. In the fall of 1997, the group launched CCVideo, the online version of the Critics' Choice Video catalog, at http://www.ccvideo.com. CCVideo offers a database of 40,000 videos, with over 19,000 in stock for immediate shipment, including those not easily found in local retail outlets or other Internet sites. The site also features live chat rooms for film fans. Customers can also utilize CCVideo's search service to find any video from a list of more than 75,000 titles. A significant number of customers to these sites were also first-time buyers.

     In calendar year 1998, the Company plans to increase marketing efforts and enhancements of all of the Company's Internet sites, and will report the financial results of the sites in the newly formed online group.

     Paper is the principal raw material used in publishing the Company's catalogs. All of the catalogs are expected to be adversely impacted in calendar year 1998 due to an expected 6% paper price increase and an 8% postal rate increase, both of which are expected mid-year. In an effort to mitigate the impact of these price increases, the Company is considering changing to a different grade of paper for the Critics' Choice Video and Collectors' Choice Music catalogs as well as lowering overall circulation for the catalogs in calendar year 1998.

     In the summer of 1997, the catalog operations moved to a larger facility to meet additional space requirements resulting from growth in the business. This constitutes the group's second expansion in five years. The facility features an automated inventory management system and houses the group's merchandising, marketing, customer service and order fulfillment divisions.

     The catalog business is subject to competition from other catalogs and distributors and retail outlets selling similar merchandise, including Internet sites. The Company continuously reviews potential catalog acquisitions and joint ventures to publish catalogs that would offer products, especially entertainment software, that would appeal to customers who buy the Company's other merchandise. In fiscal year 1997, the Company purchased from the trustee in bankruptcy selected assets of the Time Warner Viewer's Edge videocassette catalog.

Seasonality

     The Company's businesses are generally not seasonal in nature. However, revenues and operating income for the quarters ending December 31 are typically impacted by higher newsstand cover prices of holiday issues. This, coupled with typically higher sales of subscriptions of Playboy magazine during such quarters, also results in an increase in accounts receivable.

Promotional and Other Activities

     The Company believes that its sales of products and services are enhanced by the public recognition of Playboy as a lifestyle. To establish such public recognition, the Company, among other activities, acquired in 1971 a mansion in Holmby Hills, California (the "Mansion") where the Company's founder, Hugh M. Hefner, lives. The Mansion is used for various corporate activities, including serving as a valuable location for video production and magazine photography, business meetings, enhancing the Company's image, charitable functions and a wide variety of promotional and marketing purposes. The Mansion generates substantial publicity and recognition which increase public awareness of the Company and its products and services. As indicated in Part III. Item 13. "Certain Relationships and Related Transactions," Mr. Hefner pays rent to the Company for that portion of the Mansion used exclusively for his and his family's residence as well as the value of meals and other benefits received by him, his family and personal guests. The Mansion is included in the Company's financial statements as of December 31, 1997 at a cost, including all improvements and after accumulated depreciation, of approximately $2,620,000. The operating expenses of the Mansion, including depreciation, taxes and security charges, net of rent received from Mr. Hefner, were approximately $1,615,000, $3,635,000, $3,615,000 and $3,530,000 for the transition period and fiscal years 1997, 1996 and 1995, respectively.

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

Employees

     At February 28, 1998, the Company employed 713 full-time employees compared to 684 at August 31, 1997. No employees are represented by collective bargaining agreements. The Company believes it maintains a satisfactory relationship with its employees.

Item 2. Properties
------------------

The Company leases office space at the following locations:

     The Company was lessee under an initial fifteen-year lease effective September 1989 of approximately 100,000 square feet of corporate headquarters space located at 680 North Lake Shore Drive, Chicago, Illinois. In August 1996, the Company renegotiated this lease on more favorable terms, including a lower base rent which will result in savings of approximately $2.0 million over the initial term of the lease, combined with the Company obtaining certain expansion options in the building. Further, the lease term was extended three years to August 2007, with a renewal option for an additional five years. Subsequent to the renegotiation of the lease, average annual base rental expense is approximately $985,000. The Company was granted a rent abatement for the first two years of the initial lease; however, rent expense is being charged to operations on a straight-line basis over the extended term of the lease. Additionally, the lease requires the Company to pay its proportionate share of the building's real estate taxes and operating expenses. The majority of this space is used by all of the Company's operating groups, primarily Publishing, and for executive and administrative personnel. Subsequent to the transition period, the Company exercised the previously mentioned expansion options in addition to two right of first refusals, primarily to house its growing online business. This will result in the Company leasing approximately 30,000 additional square feet of space in the building at an average annual base rental expense of approximately $430,000.

     The Company's Publishing Group headquarters in New York City consist of approximately 50,000 square feet of space in the Crown Building, 730 Fifth Avenue, Manhattan. The Crown Building lease expires in August 2004, has an average annual base rental expense of approximately $1,380,000, and is subject to periodic increases to reflect rising real estate taxes and operating expenses. The Company was granted a rent abatement under this lease;

however, rent expense is being charged to operations on a straight-line basis over the term of the lease. A limited amount of this space is utilized by the Entertainment and Product Marketing Groups and executive and administrative personnel.

   The Company's principal Entertainment Group offices are located at 9242 Beverly Boulevard, Beverly Hills, California. The Company holds a lease for approximately 40,000 square feet in the building through March 2002, with an average annual base rental expense of approximately $1,550,000, which is subject to annual increases calculated on a formula involving tax and operating expense increases. The Company was granted a partial rent abatement for the first two years of the lease; however, rent expense is being charged to operations on a straight-line basis over the term of the lease. A limited amount of this space is utilized by the Publishing Group and executive and administrative personnel.

The Company leases space for its operations facilities at the following locations:

     In fiscal year 1993, the Company entered into a five-year lease for a 64,000 square foot warehouse facility in Itasca, Illinois, which has been used primarily for Catalog Group operations. Due to the growth of the catalog business, beginning June 1997, the Company began leasing a new larger facility in the same Chicago suburb under a 10 1/2 year lease, with a renewal option for an additional five years. The purpose of the catalog operations facility is to provide order fulfillment and related activities, and also house a portion of the Company's data processing operations and serve as a storage facility for the entire Company. The Company currently utilizes 106,000 square feet of space in the new facility and has an option to lease an additional 23,000 square feet commencing December 2002. The lease under the previous facility was terminated early as of August 1997. The average annual base rental expense under the previous lease was approximately $300,000, and is approximately $780,000 under the new lease agreement. Additionally, the terms of the new lease require the Company to pay real estate taxes and operating expenses.

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

     In June 1995, the Company entered into a two-year lease effective July 1995 for a motion picture production facility located in Los Angeles, California to be used by its Entertainment Group. In March 1997, this lease was extended an additional year until June 1998. The lease is for 11,600 square feet, with an annual base rental expense of approximately $105,000 for the first two years, which increased to approximately $108,000 for the third year, beginning July 1997.

     The Company owns a Holmby Hills, California mansion property comprised of 5 1/2 acres. See "Promotional and Other Activities" under Part I. Item 1. "Business."

Item 3. Legal Proceedings
-------------------------

     The Company is from time to time a defendant in suits for defamation and violation of rights of privacy, many of which allege substantial or unspecified damages, which are vigorously defended by the Company. The Company is presently engaged in other litigation, most of which is generally incidental to the normal conduct of its business and is immaterial in amount. Management believes that its reserves are adequate and that no such action will have a material adverse impact on the Company's financial condition. However, there can be no assurance that the Company's ultimate liability will not exceed its reserves. See Note Q of Notes to Consolidated Financial Statements.

     In February 1996, Congress passed the Telecommunications Act, and President Clinton signed it into law. Certain provisions of the Telecommunications Act are directed exclusively at cable programming in general and adult cable programming in particular. In some cable systems, audio or momentary bits of video of premium or pay-per-view channels may accidentally become available to nonsubscribing cable customers. This is called "bleeding." The practical effect of Section 505 is to require many existing cable systems to employ additional blocking technology in every household in every cable system that offers adult programming, whether or not customers request it or need it, to prevent any possibility of bleeding, or to restrict the period during which the programming is transmitted from 10:00 p.m. to 6:00 a.m. Penalties for violation of the Telecommunications Act are significant and include fines and imprisonment. Based on the limited information received, the Company believes that most of the cable operators that were not in compliance with Section 505 have complied by restricting the hours of transmission.

     On February 26, 1996, one of the Company's subsidiaries filed a civil suit in the Delaware District Court challenging Section 505 on constitutional grounds. The suit names as defendants The United States of America, The United States Department of Justice, Attorney General Janet Reno and the FCC. On March 7, 1996, the Company was granted a Temporary Restraining Order ("TRO") staying the implementation and enforcement of Section 505. In granting the TRO, the Delaware District Court found that the Company had demonstrated it was likely to succeed on the merits of its claim that Section 505 is unconstitutional. On November 8, 1996, eight months after the TRO was granted, a three-judge panel in the Delaware District Court denied the Company's request for preliminary injunction against enforcement of Section 505 and, in so denying, found that the Company was not likely to succeed on the merits of its claim. The Company appealed the Delaware District Court's decision to the United States Supreme Court (the "Supreme Court") and enforcement of Section 505 was stayed pending that appeal. On March 24, 1997, without opinion, the Supreme Court summarily affirmed the Delaware District Court's denial of the Company's request for a preliminary injunction. On July 22, 1997, the Company filed a motion for summary judgment on the ground that Section 505 is unconstitutionally vague based on the Supreme Court's decision on June 26, 1997 that certain provisions of the Telecommunications Act regulating speech on the Internet were invalid for numerous reasons, including vagueness. On October 31, 1997, the Delaware District Court denied the motion on the grounds that further discovery in the case was necessary to assist it in resolving the issues posed in the motion.

     Management believes that the Company's revenues attributable to its domestic pay television cable services will continue to be materially adversely affected as a result of enforcement of Section 505, which commenced May 18, 1997, due to reduced buy rates from the systems that roll back carriage to a 10:00 p.m. start time, subscriber declines and reduced carriage from cable operators due to aggressive competition for carriage from all program suppliers. The Company has estimated that the Entertainment Group's calendar year 1998 revenues will be reduced by approximately $3.5 million, and approximately $25 million (at present value at 6%) over the next ten years, due to Section 505. These amounts do not take into account the loss of revenues due to the slowing of access to new homes and of upgrading of old homes from ten to 24 hours. The Company is pursuing in the Delaware District Court its case challenging on constitutional grounds the validity of Section 505 and is seeking a permanent injunction against the enforcement of Section 505. The Company's full case on the merits was heard by the Delaware District Court in March 1998. A decision is expected by July 1998. There can be no assurance that the Delaware District Court will grant such an injunction.

     On December 18, 1995, BrandsElite International Corporation, an Ontario, Canada corporation ("BrandsElite"), filed a complaint against the Company in the Circuit Court of Cook County, Illinois (the "Illinois Circuit Court"). In the complaint, BrandsElite, an international distributor of premium merchandise, including liquor, perfume, cosmetics and luxury gifts, principally to duty-free retailers, alleges that the Company breached a product license agreement, shortly after its execution by the Company in October 1995. The agreement provided for the appointment of BrandsElite as the exclusive, worldwide licensee of the Playboy trademark and tradename with respect to the sale of cognac and possibly some deluxe whiskeys. The Company has admitted that it advised BrandsElite that it had determined not to proceed with the transaction but disputes strongly BrandsElite's allegation that as a result of the Company's breach, BrandsElite has suffered millions of dollars of damages in future lost profits and diminished value of its stock. BrandsElite also seeks to recoup out-of-pocket expenses, fees and costs incurred in bringing the action. The license agreement provides for recovery by a party in any judgment entered in its favor of attorneys' fees and litigation expenses, together with such court costs and damages as are provided by law. The action is in discovery and is likely to go to trial during calendar year 1998. On October 22, 1997, the Company filed a motion for partial summary judgment challenging BrandsElite's claims for future lost profits and stock market valuation damages. On March 4, 1998, the Illinois Circuit Court granted the portion of the Company's motion relating to stock market valuation damages but denied the portion of the motion relating to future lost profits. BrandsElite's expert reports on damages assert future lost profits damages ranging from $3.5 million to $12.5 million. In addition, BrandsElite claims entitlement to out-of-pocket expenses, legal fees and costs.

Item 4. Submission of Matters to a Vote of Security Holders
-----------------------------------------------------------

     The Company's annual meeting of shareholders was held on November 6, 1997. At the meeting, the following director nominees were elected:


   Nominee                  Votes For             Withheld
   -------                  ---------             --------
Dennis S. Bookshester       4,368,006              22,552

David I. Chemerow           4,368,011              22,547

Donald G. Drapkin           4,367,879              22,679

Christie A. Hefner          4,367,940              22,618

Sol Rosenthal               4,367,964              22,594

Richard S. Rosenzweig       4,367,849              22,709

Sir Brian Wolfson           4,367,977              22,581

     Also at the meeting, the shareholders approved, with voting as set forth below, (i) the Company's 1997 Equity Plan for Non-Employee Directors of Playboy Enterprises, Inc. (the "1997 Equity Plan") and (ii) ratification of Coopers & Lybrand L.L.P. as independent auditors ("Auditors"):

                     Votes       Votes       Votes
   Matter             For       Against     Withheld    Non-Vote
   ------            -----     ---------    --------    --------
1997 Equity Plan  4,302,825      59,643      28,090        N/A

Auditors          4,350,553       9,864      30,141        N/A

                                    PART II

Item 5. Market for Registrant's Common Stock and Related Stockholder Matters
----------------------------------------------------------------------------

     The stock price information, as reported in the New York Stock Exchange Composite Listing, is set forth in Note R of Notes to Consolidated Financial Statements on pages 62 and 63 of this Form 10-K Transition Report. The registrant's securities are traded on the exchanges listed on the cover page of this Form 10-K Transition Report. As of February 28, 1998, there were 8,287 and 9,000 record holders of Class A Common Stock and Class B Common Stock, respectively. There were no cash dividends declared during the transition period or either of the last two fiscal years. The Company's revolving credit agreement prohibits the payment of cash dividends.

Item 6. Selected Financial and Operating Data
---------------------------------------------

                                                     Six Months    Fiscal Year   Fiscal Year   Fiscal Year
                                                       Ended          Ended         Ended         Ended
(in thousands)                                        12/31/97       6/30/97       6/30/96       6/30/95
----------------------------------------------------------------------------------------------------------
Net Revenues
Publishing
  Playboy magazine
    Subscription                                      $ 25,919       $ 52,955      $ 51,837      $ 50,531
    Newsstand                                           11,345         21,972        24,408        24,876
    Advertising                                         13,718         28,414        27,431        27,588
    Other                                                  (44)         1,651         1,653         1,387
----------------------------------------------------------------------------------------------------------
  Total Playboy magazine                                50,938        104,992       105,329       104,382
  Other domestic publishing                             11,755         22,745        21,419        18,718
  International publishing                               5,305          9,951         6,172         4,173
----------------------------------------------------------------------------------------------------------
  Total Publishing                                      67,998        137,688       132,920       127,273
----------------------------------------------------------------------------------------------------------
Entertainment
  Playboy TV
    Cable                                                9,560         21,165        21,149        18,938
    Satellite direct-to-home                            14,047         23,065        16,457         9,602
    Off-network productions and other                    1,331          3,052         1,672           420
----------------------------------------------------------------------------------------------------------
  Total Playboy TV                                      24,938         47,282        39,278        28,960
  Domestic home video                                    3,247          8,515         9,370         9,517
  International TV and home video                        4,728         12,218        11,955        11,160
----------------------------------------------------------------------------------------------------------
  Total Playboy Businesses                              32,913         68,015        60,603        49,637
  AdulTVision                                            2,305          4,487         1,907             -
  Movies and other                                       2,138          2,214         2,316         2,060
----------------------------------------------------------------------------------------------------------
  Total Entertainment                                   37,356         74,716        64,826        51,697
----------------------------------------------------------------------------------------------------------
Product Marketing                                        4,199          7,968         7,125         6,844
----------------------------------------------------------------------------------------------------------
Casino Gaming                                                -              -             -             -
----------------------------------------------------------------------------------------------------------
Catalog                                                 39,988         76,251        71,716        61,435
----------------------------------------------------------------------------------------------------------
Total Net Revenues                                    $149,541       $296,623      $276,587      $247,249
==========================================================================================================
Operating Income (Loss)
Publishing                                            $  2,831       $  8,387      $  9,235      $ 10,709
----------------------------------------------------------------------------------------------------------
Entertainment
  Before programming expense                            19,144         39,609        30,467        21,097
  Programming expense                                  (11,153)       (21,355)      (21,263)      (20,130)
----------------------------------------------------------------------------------------------------------
  Total Entertainment                                    7,991         18,254         9,204           967
----------------------------------------------------------------------------------------------------------
Product Marketing                                        1,614          3,512         3,692         3,428
----------------------------------------------------------------------------------------------------------
Casino Gaming                                             (541)             -             -             -
----------------------------------------------------------------------------------------------------------
Catalog                                                  1,959          4,795         5,244         5,209
----------------------------------------------------------------------------------------------------------
Corporate Administration and Promotion                  (9,395)       (19,203)      (17,882)      (17,256)
----------------------------------------------------------------------------------------------------------
Total Operating Income                                $  4,459       $ 15,745      $  9,493      $  3,057
==========================================================================================================

Selected Financial and Operating Data
-------------------------------------

                                                    Six Months   Fiscal Year   Fiscal Year   Fiscal Year   Fiscal Year   Fiscal Year
(in thousands, except per share amounts,              Ended         Ended         Ended         Ended         Ended         Ended
number of employees and ad pages)                    12/31/97      6/30/97       6/30/96       6/30/95       6/30/94       6/30/93
------------------------------------------------------------------------------------------------------------------------------------
Selected Financial Data
Net revenues                                         $149,541     $296,623      $276,587      $247,249      $218,987      $214,875
Interest expense, net                                    (239)        (354)         (592)         (569)         (779)         (131)
Income (loss) from continuing operations before
  cumulative effect of change in accounting
  principle                                             2,142       21,394         4,252           629       (16,364)          365
Net income (loss)                                       1,065       21,394         4,252           629        (9,484)          365

Basic income (loss) per common share
    Income (loss) from continuing operations
      before cumulative effect of change in
      accounting principle                               0.10         1.05          0.21          0.03         (0.83)         0.02
    Net income (loss)                                    0.05         1.05          0.21          0.03         (0.48)         0.02
Diluted income (loss) per common share
    Income (loss) from continuing operations
      before cumulative effect of change in
      accounting principle                               0.10         1.03          0.21          0.03         (0.83)         0.02
    Net income (loss)                                    0.05         1.03          0.21          0.03         (0.48)         0.02
Cash dividends declared per common share                   --           --            --            --            --            --

Before items described below (1)
    Operating income (loss)                             4,459       15,745         9,493         3,057        (9,610)        3,291
    Net income (loss)                                   2,142        7,908         4,252           629       (12,371)          925
    Basic net income (loss) per common share             0.10         0.39          0.21          0.03         (0.62)         0.05
    Diluted net income (loss) per common share           0.10         0.38          0.21          0.03         (0.62)         0.05

Adjusted EBITDA (2)                                  $  3,225     $ 10,904      $  9,921      $  6,311      $ (9,333)     $ (3,709)
----------------------------------------------------------------------------------------------------------------------------------
At Period End
Total assets                                         $185,947     $175,542      $150,869      $137,835      $131,921      $127,767
Long-term financing obligations                      $     --     $     --      $    347      $    687      $  1,020      $  1,347
Shareholders' equity                                 $ 78,683     $ 76,133      $ 52,283      $ 47,090      $ 46,311      $ 55,381
Long-term financing obligations as a percentage
  of total capitalization                                  --%          --%          0.7%          1.4%          2.2%          2.4%
Number of common shares outstanding
    Class A voting                                      4,749        4,749         4,749         4,714         4,709         4,701
    Class B non-voting                                 15,775       15,636        15,437        15,276        15,255        15,192
Number of full-time employees                             684          666           621           600           578           624
----------------------------------------------------------------------------------------------------------------------------------
Operating Data
Playboy magazine ad pages                                 273          558           569           595           595           660
Cash investments in Company-produced and licensed
  entertainment programming                          $ 14,359     $ 30,747      $ 25,549      $ 21,313      $ 17,185      $ 23,033
Amortization of investments in Company-produced
  and licensed entertainment programming             $ 11,153     $ 21,355      $ 21,263      $ 20,130      $ 18,174      $ 14,076
Playboy TV (at period end)
    Cable addressable households                       11,600       11,200        11,300        10,600         9,600         9,100
    Satellite direct-to-home households                 6,774        6,277         4,867         3,282         1,926           197
    Percentage of total U.S. cable addressable
      households with access to Playboy TV (3)           37.8%        38.2%         42.8%         45.2%         43.2%         50.1%
AdulTVision domestic cable addressable households
  (at period end) (4)                                   3,827        3,121         2,175            --            --            --
----------------------------------------------------------------------------------------------------------------------------------

For a more detailed description of the Company's financial position, results of operations and accounting policies, please refer to Management's Discussion and Analysis of Financial Condition and Results of Operations and the Consolidated Financial Statements and Notes thereto, beginning on page 29 of this Form 10-K Transition Report.

Notes to Selected Financial and Operating Data

(1) Six Months Ended 12/31/97: Charge of $1,077 due to the Company's early adoption of a Statement of Position, Reporting on the Costs of Start-Up Activities, which requires the expense recognition, as opposed to capitalization, of costs related to start-up activities. The expenses were primarily related to development costs of casino gaming ventures which had previously been capitalized prior to July 1, 1997, the date of adoption. Fiscal Year Ended 6/30/97: Federal income tax benefit of $13,486 related to net operating loss and tax credit carryforwards. Fiscal Year Ended 6/30/94: Restructuring expenses of $2,875, unusual items of $1,676, primarily due to write-offs of entertainment programming, and nonrecurring expenses of $62. Fiscal year 1994 results also included a tax benefit of $7,500 that resulted from the adoption of Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes, which required a change in the method of accounting for income taxes. Fiscal Year Ended 6/30/93: Expenses of $1,379 incurred in connection with the relocations of the Entertainment Group's headquarters, the Publishing Group's headquarters and the Catalog Group's operations facility, a $1,000 tax benefit resulting from the settlement of a tax dispute for an amount less than the related reserve and a gain of $665 resulting from the sale of the Catalog Group's former operations facility. Fiscal year 1993 results also included nonrecurring expenses of $886, consisting primarily of operating losses and restructuring charges related to the events business.
(2) Represents earnings before income taxes and cumulative effect of change in accounting principle plus interest expense, depreciation and amortization less cash investments in programming.
(3)  Based on projections by Kagan.
(4)  Network launched in fiscal year 1996.

FINANCIAL INFORMATION RELATING TO INDUSTRY SEGMENTS


                                                 Six Months   Fiscal Year   Fiscal Year   Fiscal Year
                                                      Ended         Ended         Ended         Ended
(in thousands)                                    12/31/97        6/30/97*      6/30/96*      6/30/95*
-----------------------------------------------------------------------------------------------------
Net Revenues (1) (2)
Publishing                                       $  67,998      $137,688      $132,920      $ 127,273
Entertainment                                       37,356        74,716        64,826         51,697
Product Marketing                                    4,199         7,968         7,125          6,844
Casino Gaming                                           --            --            --             --
Catalog                                             39,988        76,251        71,716         61,435
-----------------------------------------------------------------------------------------------------
Total                                            $ 149,541      $296,623      $276,587      $ 247,249
=====================================================================================================
Income (Loss) Before Income Taxes
  and Cumulative Effect of Change
  in Accounting Principle (2)
Publishing                                       $   2,831      $  8,387      $  9,235      $  10,709
Entertainment                                        7,991        18,254         9,204            967
Product Marketing                                    1,614         3,512         3,692          3,428
Casino Gaming                                         (541)           --            --             --
Catalog                                              1,959         4,795         5,244          5,209
Corporate Administration and Promotion (3)          (9,395)      (19,203)      (17,882)      (17,256)
Investment income                                       50            73            88            139
Interest expense                                      (289)         (427)         (680)         (708)
Other, net                                              70          (640)         (452)          (52)
-----------------------------------------------------------------------------------------------------
Total                                            $   4,290      $ 14,751      $  8,449      $   2,436
=====================================================================================================
Identifiable Assets
Publishing                                       $  50,427      $ 42,137      $ 45,661      $  38,433
Entertainment                                       73,218        74,279        60,336         53,229
Product Marketing                                    6,794         6,648         5,484          5,964
Casino Gaming                                        1,863         2,936         2,499            694
Catalog                                             19,501        15,627        12,966         14,807
Corporate Administration and Promotion (4)          34,144        33,915        23,923         24,708
-----------------------------------------------------------------------------------------------------
Total                                            $ 185,947      $175,542      $150,869      $ 137,835
=====================================================================================================
Depreciation and Amortization (5)
Publishing                                       $     325      $  1,046      $    967      $     909
Entertainment                                       11,356        22,027        21,836         20,606
Product Marketing                                       78           176           217            194
Casino Gaming                                           --            --            --             --
Catalog                                                237           651           639            673
Corporate Administration and Promotion               1,009         2,573         2,682          2,098
-----------------------------------------------------------------------------------------------------
Total                                            $  13,005      $ 26,473      $ 26,341      $  24,480
=====================================================================================================
Capital Expenditures
Publishing                                       $     112      $    251      $    213      $     101
Entertainment                                           40            71            74             22
Product Marketing                                        9            14            20              2
Casino Gaming                                           --            --            --             --
Catalog                                                381            25            77             10
Corporate Administration and Promotion                 223           310           376            247
-----------------------------------------------------------------------------------------------------
Total                                            $     765      $    671      $    760      $     382
=====================================================================================================

The accompanying Notes to Consolidated Financial Statements are an integral part of these tables.

* Certain reclassifications have been made to conform to the current presentation.

Notes to Financial Information Relating to Industry Segments
(1) Net revenues include export sales of $21,289, $43,032, $36,682 and $30,916 in the transition period and fiscal years 1997, 1996 and 1995, respectively.

(2)  Intercompany transactions have been eliminated.

(3) Corporate Administration and Promotion expenses together with segment selling and administrative expenses comprise the Company's selling and administrative expenses.

(4) Corporate assets consist principally of property and equipment, trademarks and net deferred tax assets.

(5) Amounts include depreciation of property and equipment, amortization of intangible assets, expenses related to the 1995 Stock Incentive Plan and amortization of investments in entertainment programming.

Item 7. Management's Discussion and Analysis of Financial Condition and Results
-------------------------------------------------------------------------------
of Operations
-------------

(In millions of dollars, except per share amounts)

     On November 6, 1997, the Board approved a change in the Company's fiscal year end from June 30 to December 31 which will better align the Company's businesses with its customers and partners who also operate and plan on a calendar-year basis.

RESULTS OF OPERATIONS

SIX-MONTH TRANSITION PERIOD ENDED DECEMBER 31, 1997 COMPARED TO SIX MONTHS ENDED DECEMBER 31, 1996

     The Company's revenues were $149.5 for the transition period, a 2% increase over revenues of $146.0 for the six months ended December 31, 1996. This increase was principally due to higher revenues from the Entertainment Group, primarily driven by an increase from Playboy TV.

     The Company reported operating income of $4.5 for the transition period compared to $7.7 for the six months ended December 31, 1996. This decrease was primarily due to lower operating income for the Catalog and Product Marketing Groups. Also unfavorably impacting the results was a decline in operating income for the Publishing Group, principally due to the Company's planned investments in the online, or new media, business and expenses associated with the early termination of an executive contract.

     Net income for the transition period was $1.1, resulting in earnings per share ("EPS") of $0.05 (basic and diluted), compared to net income of $3.9, or basic and diluted EPS of $0.19, for the six months ended December 31, 1996. Net income for the transition period included a charge of $1.1, primarily related to development costs of casino gaming ventures, that resulted from the Company's early adoption of a Statement of Position, Reporting on the Costs of Start-Up Activities. Excluding the impact of this $1.1 cumulative effect of change in accounting principle, net income for the transition period was $2.2, or basic and diluted EPS of $0.10.

     Net income for the six-month periods ended December 31, 1997 and 1996, adjusted to eliminate federal income tax expense that will not be paid due to the Company's net operating loss and tax credit carryforwards ("tax-adjusted net income"), was $1.7, or basic and diluted EPS of $0.08, and $6.1, or basic and diluted EPS of $0.30, respectively.

     Several of the Company's businesses can experience variations in quarterly performance. As a result, the Company's performance in any quarterly period is not necessarily reflective of full-year or longer-term trends. For example, Playboy magazine newsstand revenues vary from issue to issue, with revenues generally higher for holiday issues and any issues including editorial or pictorial features that generate unusual public interest. Advertising revenues also vary from quarter to quarter, depending on product introductions by advertising customers, changes in advertising buying patterns and economic conditions. In addition, Entertainment Group revenues vary with the timing of sales to international customers, particularly on a tier basis. To allow greater flexibility the Company modified how it programs its international networks effective with the fourth quarter of fiscal year 1996. This modification results in the revenues from these networks now being recorded on a quarterly basis, which has the effect of smoothing out the fluctuations caused by recording a year's worth of programming sales in one quarter. Previously, the Company scheduled programming for a full year in the quarter during which the network was launched or an agreement was renewed, and recognized the full year of revenues in that quarter.

Publishing Group

     Publishing Group revenues of $68.0 for the transition period decreased $0.4, or 1%, compared to the six months ended December 31, 1996. This was largely due to lower revenues from Playboy magazine, partially offset by higher revenues from the new media business principally due to Playboy Cyber Club, the Company's new pay site on the Internet. Beginning with the first quarter of calendar year 1998, the new media business will be reported as a separate operating group.

     Playboy magazine circulation revenues for the transition period decreased $1.3, or 3%, compared to the prior year primarily due to lower newsstand revenues principally as the result of 9% fewer U.S. and Canadian newsstand copies sold in the transition period. Subscription revenues decreased slightly by 1%. Playboy magazine advertising revenues increased $0.5, or 4%, for the transition period primarily due to 4% more ad pages in the transition period. Advertising sales for the calendar year 1998 first quarter issues of the magazine are closed, and the Company expects to report 12% fewer ad pages and 11% lower ad revenues compared to the quarter ended March 31, 1997.

     Revenues from other domestic publishing businesses increased $0.4, or 3%, for the transition period compared to the prior year primarily due to revenues generated from Playboy Cyber Club combined with higher advertising revenues from Playboy.com, the Company's free site on the Internet. Also contributing to the increase were higher revenues from newsstand specials primarily due to the publication of an additional issue in the transition period combined with the mix of titles sold, offset in part by lower average copies sold per issue in the United States and Canada. Partially offsetting the increases in revenues mentioned above were lower revenues from other businesses.

     International publishing revenues increased $0.1, or 1%, for the transition period compared to the prior year.

     Publishing Group operating income decreased $0.9, or 24%, for the transition period compared to the prior year. The decrease was primarily due to the Company's planned investments in Playboy Cyber Club and Playboy.com combined with the lower Playboy magazine newsstand revenues. Also contributing to the decrease were higher editorial costs and expenses associated with the early termination of an executive contract. Partially offsetting the above were lower manufacturing costs, principally due to lower average paper prices, combined with the higher Playboy magazine advertising, Playboy Cyber Club and Playboy.com revenues in the transition period. Operating income is expected to be materially adversely impacted in calendar year 1998 due to a 7% paper price increase effective January 1, 1998 and an 8% postal rate increase expected late in the second quarter of calendar year 1998.

     The National Defense Authorization Act of 1997 was signed into law in September 1996. One section of that legislation that began as the Military Act bans the sale or rental of sexually oriented written or videotaped material on property under the jurisdiction of the Department of Defense. A Federal Court permanently enjoined enforcement of the Military Act and prohibited the Department of Defense from changing its acquisition and stocking practices based on the Military Act. The government filed an appeal. On November 21, 1997, the U.S. Court of Appeals vacated the trial court's decision and remanded the case back to the trial court, ordering it to hold the Military Act constitutional. The Court of Appeals decision has been stayed pending further appeal. The Military Act, if applicable to the Company's products, would prohibit the sale of Playboy magazine, newsstand specials and videos at commissaries, PX's and ship stores, and would adversely affect a portion of the Company's sales attributable to such products. Based on preliminary estimates and current sales levels at such locations, the Company believes that any such impact would be immaterial.

Entertainment Group

     Entertainment Group revenues for the transition period of $37.4 increased $3.5, or 10%, compared to the six months ended December 31, 1996. Operating income of $8.0 increased $0.3, or 4%, from the prior year.

     The following discussion focuses on the profit contribution of each Playboy business before Playboy businesses programming expense ("profit contribution").

Playboy TV

     For the transition period, revenues of $24.9 from the Company's branded domestic pay television service, Playboy TV, were $2.6, or 12%, higher compared to the six months ended December 31, 1996.

     Cable revenues were $0.8, or 8%, lower compared to the prior year primarily due to the estimated negative effect of the enforcement of Section 505 combined with a decline in the average number of subscribing households due to some system drops, partially offset by higher retail rates. At December 31, 1997, Playboy TV was available to approximately 11.6 million cable addressable households, a 4% increase compared to December 31, 1996. Of the 11.6 million cable addressable households, only an estimated 2.0 million could receive Playboy TV on a 24-hour basis, a 2.5 million, or 56%, decrease compared to December 31, 1996. The number of total cable addressable households to which Playboy TV was available at December 31, 1997 increased 4% from June 30, 1997, while households with 24-hour availability decreased 0.8 million, or 29%, over the same period. The drop in households with 24-hour availability began in the fourth quarter of fiscal year 1997 after enforcement of Section 505 began.

     Management believes that the Company's revenues attributable to its domestic pay television cable services will continue to be materially adversely affected as a result of enforcement of Section 505, which commenced May 18, 1997, due to reduced buy rates from the systems that roll back carriage to a 10:00 p.m. start time, subscriber declines and reduced carriage from cable operators due to aggressive competition for carriage from all program suppliers. The Company has estimated that the Entertainment Group's calendar year 1998 revenues will be reduced by approximately $3.5, and approximately $25 (at present value at 6%) over the next ten years, due to Section 505. These amounts do not take into account the loss of revenues due to the slowing of access to new homes and of upgrading of old homes from ten to 24 hours. The Company is pursuing in the Delaware District Court its case challenging on constitutional grounds the validity of Section 505 and is seeking a permanent injunction against the enforcement of Section 505. The Company's full case on the merits was heard by the Delaware District Court in March 1998. A decision is expected by July 1998. There can be no assurance that the Delaware District Court will grant such an injunction. See Part I. Item 3. "Legal Proceedings."

     Additionally, management believes that the growth in cable access for the Company's domestic pay television businesses has slowed in recent years due to the effects of cable reregulation by the FCC, including the "going-forward rules" announced in fiscal year 1995 which provide cable operators with incentives to add basic services. As cable operators have utilized available channel space to comply with "must-carry" provisions, mandated retransmission consent agreements and "leased access" provisions, competition for channel space has increased. Further, the delay of new technology, primarily digital set-top converters which would dramatically increase channel capacity, has contributed to the slowdown. Management believes that growth will continue to be affected in the near term as the cable television industry responds to the FCC's rules and subsequent modifications, and develops new technology. However, as digital technology (which is unaffected by Section 505) becomes more available, the Company believes that ultimately its pay television networks will be available to the vast majority of cable households on a 24-hour basis.

     More than offsetting the cable decline were higher DTH revenues which were $4.1, or 41%, higher for the transition period compared to the prior year primarily due to significant increases in addressable universes for PrimeStar and DirecTV and, beginning in March 1997, the availability of monthly subscriptions through PrimeStar. As expected, revenues from TVRO, or the big-dish market, continued to decline. Playboy TV was available to approximately 6.8 million DTH households, including approximately 245,000 monthly subscribers, at December 31, 1997, an increase of 21% and 8% compared to December 31, 1996 and June 30, 1997, respectively.

     For the transition period, revenues from off-network productions and other decreased $0.7, or 33%, compared to the prior year primarily due to licensing fewer episodes of Women to Showtime.

     Profit contribution for Playboy TV increased $2.2 for the transition period primarily due to the net increase in revenues discussed above.

Domestic Home Video

     Domestic home video revenues for the transition period decreased $0.6, or 16%, compared to the prior year primarily due to lower revenues related to the Company's direct-response continuity series combined with overall lower net sales of new releases, partially offset by significant sales in the transition period of Farrah Fawcett: All of Me. Profit contribution decreased $1.0 primarily due to the decrease in revenues combined with higher marketing and promotion costs.

International TV and Home Video

     For the transition period, revenues from the international TV and home video business increased $0.4, or 9%, compared to the prior year. The higher revenues were due to international TV, primarily as the result of higher net revenues from Playboy TV networks and Germany, partially offset by lower revenues from Taiwan. International home video revenues were lower principally due to revenues from South Korea in the prior year. There were no revenues from South Korea in the transition period primarily due to the poor economic conditions in that country. Profit contribution remained stable as a decline in international home video, due to the lower revenues, was offset by higher profit contribution from international TV which resulted from the higher revenues, partially offset by higher related costs. Variations in quarterly performance are caused by revenues and profit contribution from the recognition of tier sales depending upon the timing of program delivery, license periods and other factors.

Playboy Businesses Programming Expense

     Programming amortization expense associated with the Entertainment Group's Playboy businesses discussed above increased $1.6 for the transition period compared to the prior year primarily related to the higher revenues from international TV, higher production costs of live events on domestic Playboy TV and costs related to the home video featuring Farrah Fawcett. Partially offsetting the above was lower amortization related to the lower revenues from off-network productions.

     Cash investments in entertainment programming for all of the Entertainment Group's businesses, including those businesses discussed below, were $25.5 in fiscal year 1996, $30.7 in fiscal year 1997 and $14.4 in the transition period. These amounts include expenditures for Playboy-branded programming, AdulTVision and feature films. In calendar year 1998, the Company plans to invest approximately $31.4 in entertainment programming and anticipates programming amortization expense will be approximately $28.6.

AdulTVision

     AdulTVision revenues for the transition period decreased $0.1, or 3%, compared to the prior year, while operating income remained stable. At December 31, 1997, the network was available domestically to approximately 5.9 million cable addressable and DTH households, a 20% and 11% increase from December 31, 1996 and June 30, 1997, respectively. AdulTVision is also available internationally.

Movies and Other

     Revenues and operating income from movies and other businesses both increased $1.2 for the transition period primarily due to a favorable settlement from a distributor of feature films. The Entertainment Group's administrative expenses for the transition period increased $0.6 compared to the prior year largely due to higher overall salary and related expenses including net higher performance-related variable compensation expense.

Product Marketing Group

     Product Marketing Group revenues of $4.2 for the transition period decreased $0.1, or 2%, compared to the six months ended December 31, 1996 largely due to favorable adjustments in the prior year for international product licensing royalties. Partially offsetting the above were higher royalties in the transition period related to increased domestic and international distribution of the Company's line of cigars. Operating income decreased $0.7, or 28%, compared to the prior year primarily due to the net decrease in revenues combined with higher expenses primarily due to bad debt related to licensees in certain Asian countries, legal and increased investments in brand marketing.

Casino Gaming Group

     In fiscal year 1996, the Company announced plans to reenter the casino gaming business. The Company, with a consortium of Greek investors, bid for and won an exclusive casino gaming license on the island of Rhodes, Greece. The Company's consortium executed the contract with the government in October 1996 and is renovating the historic Hotel des Roses to be the Rhodes Casino, which is expected to open in calendar year 1998. The Company has hired a senior gaming executive who will oversee the management of the Rhodes Casino and exploration of additional casino gaming opportunities, with a strategy to form joint ventures with strong local partners, in which the Company would receive license fees for the use of the Playboy name and trademarks and would typically take equity positions. As a result of the Company's early adoption of a Statement of Position, Reporting on the Costs of Start-Up Activities, as previously discussed, expenses of $0.5 were incurred during the transition period related to development costs for the Rhodes Casino and other potential casino gaming ventures.

Catalog Group

     Catalog Group revenues of $40.0 for the transition period increased $0.6, or 1%, compared to the six months ended December 31, 1996 due to higher revenues for the Collectors' Choice Music and Critics' Choice Video catalogs, partially offset by lower revenues from the Playboy catalog. For the transition period, all of the catalogs were favorably impacted by an extended sales cut-off as a result of changing the Company's fiscal year end from June 30 to December 31. Sales volume for the Collectors' Choice Music catalog was also slightly higher primarily as a result of significantly higher circulation mostly offset by lower revenues from promotions. Critics' Choice Video was favorably impacted by sales in the transition period from the first Big Book available in October 1997, but they were more than offset by lower circulation and lower response rates from prospective customers to the catalog. Revenues from the Playboy catalog were also impacted by lower response rates from prospective customers. The Company believes lower response rates were due in part to the negative impact of the United Parcel Service strike in August 1997.

     For the transition period, Catalog Group operating income decreased $0.9, or 33%, compared to the prior year. This decline was primarily due to lower operating income from the Critics' Choice Video and Collectors' Choice Music catalogs as the higher revenues were not sufficient to offset higher costs. Additionally, administrative expenses were higher for the group principally due to higher salary and related expenses.

Corporate Administration and Promotion

     Corporate administration and promotion expense of $9.4 for the transition period increased $0.5, or 6%, compared to the six months ended December 31, 1996 due in part to filling the chief marketing officer position in October 1996 and higher investment spending on corporate marketing, combined with filling the chief financial officer position in May 1997.

FISCAL YEAR ENDED JUNE 30, 1997 COMPARED TO FISCAL YEAR ENDED JUNE 30, 1996

     The Company's revenues were $296.6 for the fiscal year ended June 30, 1997, a 7% increase over revenues of $276.6 for the fiscal year ended June 30, 1996. This increase was due to higher revenues from all of the Company's Groups, largely the Entertainment Group, primarily driven by an increase from Playboy TV. Also contributing to the increase were higher revenues from the international publishing and other domestic publishing businesses and the Catalog Group.

     The Company reported operating income of $15.7 for the year ended June 30, 1997 compared to $9.5 for the year ended June 30, 1996. This increase was due to significant growth in operating income of Playboy TV.

     Net income for the year ended June 30, 1997 was $21.4, resulting in basic EPS of $1.05 and diluted EPS of $1.03. This compared to net income of $4.3, or basic and diluted EPS of $0.21, for the year ended June 30, 1996. Net income for fiscal year 1997 included a federal income tax benefit of $13.5 related to net operating loss and tax credit carryforwards. Excluding the impact of the $13.5 federal income tax benefit, net income for the year ended June 30, 1997 was $7.9, or basic EPS of $0.39 and diluted EPS of $0.38.

     Net income for the years ended June 30, 1997 and 1996, adjusted to eliminate a noncash net federal income tax benefit and noncash federal income tax expense, respectively, due to the Company's net operating loss and tax credit carryforwards was $12.2, or basic EPS of $0.60 and diluted EPS of $0.59, and $6.7, or basic and diluted EPS of $0.33, respectively.

Publishing Group

     Fiscal year 1997 Publishing Group revenues of $137.7 increased $4.8, or 4%, compared to fiscal year 1996. This was primarily due to higher revenues from international publishing and the new media business, slightly offset by lower Playboy magazine revenues.

     Playboy magazine circulation revenues for the year ended June 30, 1997 decreased $1.3, or 2%, due to 10% lower newsstand revenues principally as the result of 13% more U.S. and Canadian newsstand copies sold in fiscal year 1996, when two exceptionally strong-selling issues featuring celebrities were published. Subscription revenues increased 2% primarily due to an increase in the number of subscriptions served, partially offset by lower revenues from the rental of Playboy's subscriber list. Playboy magazine advertising revenues increased 4% compared to fiscal year 1996 due to higher average net revenue per page principally due to the mix of pages sold combined with rate increases effective with the January 1997 and 1996 issues, partially offset by 2% fewer ad pages in fiscal year 1997.

     Revenues from other domestic publishing businesses increased $1.3, or 6%, for the year ended June 30, 1997 compared to the prior year primarily due to higher advertising revenues generated from Playboy.com, combined with higher revenues from other businesses.

     International publishing revenues increased principally due to higher revenues in fiscal year 1997 related to the purchase of additional equity in March 1996 in VIPress Poland Sp. z o.o. ("VIPress"), publisher of the Polish edition of Playboy magazine, which resulted in its consolidation.

     For the year ended June 30, 1997, Publishing Group operating income decreased $0.8, or 9%, compared to the prior year. The decrease was primarily due to the lower newsstand revenues and higher editorial costs related to the magazine combined with the Company's planned investments in the new media business largely related to developing Playboy Cyber Club. Partially offsetting the above were the higher Playboy magazine advertising revenues combined with lower manufacturing costs, primarily due to lower average paper prices which were partially offset by an increase in the magazine's average book size, and higher operating income related to the consolidation of VIPress previously discussed.

Entertainment Group

     Fiscal year 1997 Entertainment Group revenues of $74.7 increased $9.9, or 15%, compared to fiscal year 1996. Operating income of $18.3 increased $9.1, almost double fiscal year 1996 operating income of $9.2.

     The following discussion focuses on the profit contribution of each Playboy business before Playboy businesses programming expense.

Playboy TV

     For the year ended June 30, 1997, revenues of $47.3 from Playboy TV were $8.0, or 20%, higher compared to the prior year.

     Cable revenues remained stable compared to fiscal year 1996 as a 9% increase in pay-per-view revenues was offset by a 19% decline in monthly subscription revenues, principally due to some system drops which resulted in a decline in the average number of subscribing households. The increase in pay-per-view revenues was primarily due to higher average buy rates combined with larger favorable adjustments, as reported by cable systems, in fiscal year 1997. At June 30, 1997, Playboy TV was available to approximately 11.2 million cable addressable households, a 1% decrease compared to June 30, 1996, while households with 24-hour availability decreased 1.1 million, or 28%, to approximately 2.8 million over the same period. The drop in households with 24-hour availability occurred in the fourth quarter of fiscal year 1997 after enforcement of Section 505 began as previously discussed.

     DTH revenues were $6.7, or 40%, higher for the year ended June 30, 1997 compared to the prior year. The increase was primarily due to higher DirecTV and PrimeStar revenues, principally as a result of significant increases in their addressable universes, slightly offset by lower revenues, as expected, from TVRO. Playboy TV was available to approximately 6.3 million DTH households, including approximately 230,000 monthly subscribers, at June 30, 1997, an increase of 29% compared to June 30, 1996.

     For the year ended June 30, 1997, revenues from off-network productions and other increased $1.4, or 83%, compared to the prior year primarily due to licensing more episodes of Women to Showtime.

     Profit contribution for Playboy TV increased $11.4 compared to fiscal year 1996 primarily due to the significant increase in revenues combined with no royalty expense related to the Company's former distributor in fiscal year 1997. Royalty payments were discontinued April 30, 1996, when the agreement ended. Also contributing to the increase were lower marketing costs and bad debt expense combined with favorable music licensing settlements in fiscal year 1997.

Domestic Home Video

     Domestic home video revenues decreased $0.9, or 9%, for the year ended June 30, 1997 compared to the prior year largely due to lower revenues related to the Company's direct-response continuity series, the second of which was launched during fiscal year 1997, combined with lower net sales of new releases, due in part to extraordinary sales of The Best of Pamela Anderson in fiscal year 1996. Partially offsetting the above were higher net revenues from a three-year distribution agreement with Uni related to backlist titles. Fiscal year 1997 included revenues related to the third year of the guarantee, which were higher than net revenues in fiscal year 1996 related to the guarantees for the first two years. Profit contribution decreased $0.8 for the year ended June 30, 1997 compared to the prior year principally due to the net decrease in revenues combined with the timing of promotion costs.

International TV and Home Video

     For the year ended June 30, 1997, revenues and profit contribution from the international TV and home video business increased $0.3 and decreased $1.7, respectively, compared to the prior year. The decline in profit contribution was due to international home video, principally due to lower revenues primarily as a result of the need to slow down shipments in countries where the distribution pipeline was full. Higher international TV revenues in fiscal year 1997, largely from Playboy TV networks, were offset by higher costs. Variations in quarterly performance are caused by revenues and profit contribution from the recognition of tier sales depending upon the timing of program delivery, license periods and other factors. To allow greater flexibility the Company modified how it programs its international networks effective with the fourth quarter of fiscal year 1996 as previously discussed.

Playboy Businesses Programming Expense

     For the year ended June 30, 1997, programming amortization expense associated with the Entertainment Group's Playboy businesses discussed above remained relatively stable compared to the prior year. Fiscal year 1997 included lower amortization related to the lower international home video revenues and regular programming on the domestic Playboy TV network. Offsetting these decreases were higher amortization related to an increase in the number of live events on domestic Playboy TV combined with costs related to the pay-per-view special event and home video featuring Farrah Fawcett.

AdulTVision

     AdulTVision revenues increased $2.6, or 135%, for the year ended June 30, 1997 compared to the prior year primarily due to revenues related to the September 1996 launch of a network in Latin America. Also contributing to the increase were higher revenues from the domestic network as a result of an increase in its addressable universe and higher buys. At June 30, 1997, the network was available domestically to approximately 5.3 million cable addressable and DTH households, an 18% increase from June 30, 1996.

     For the year ended June 30, 1997, AdulTVision was profitable, resulting in an increase in operating performance of $1.7. The increase was primarily due to the higher revenues, partially offset by higher distribution costs due to the launch in Latin America and an increase in domestic fees in fiscal year 1997 related to transferring to a different transponder.

Movies and Other

     For the year ended June 30, 1997, revenues and operating income from movies and other businesses decreased $0.1 and $0.2, respectively, compared to the prior year. The Entertainment Group's administrative expenses increased $1.3 compared to fiscal year 1996 largely due to higher performance-related variable compensation expense and higher expense related to new business development in fiscal year 1997.

Product Marketing Group

     Product Marketing Group revenues of $8.0 increased $0.8, or 12%, for the year ended June 30, 1997 compared to the prior year. The increase was primarily due to higher international product licensing royalties, principally from Asia, combined with royalties in fiscal year 1997 related to the Company's second line of cigars distributed domestically. Operating income of $3.5 decreased $0.2, or 5%, for the year ended June 30, 1997 compared to the prior year due to higher expenses, principally reflecting increased investments in brand marketing, promotion and product design as well as severance, search fees associated with a new division executive and higher legal expenses.

Catalog  Group

     Catalog Group revenues of $76.3 increased $4.5, or 6%, for the year ended June 30, 1997 compared to the prior year as a result of higher sales volume from all three of the Company's catalogs. The higher sales volume for the Critics' Choice Video and Collectors' Choice Music catalogs was primarily attributable to higher circulation. Increased sales volume for the Playboy catalog was principally related to higher sales from the Playboy Store, a version of the catalog which launched on Playboy.com in the spring of 1996.

     For the year ended June 30, 1997, Catalog Group operating income of $4.8 decreased $0.4, or 9%, compared to the prior year primarily as a result of lower-than-anticipated response rates from prospective customers. The increase in revenues plus lower paper prices generally were not sufficient to offset higher related costs, due in part to prospecting. Additionally, administrative expenses were higher for the group primarily due to higher salary and related expenses combined with atypical expenses in fiscal year 1997 related to the group's move to a new facility. At the end of fiscal year 1997, the catalog operations began moving from its former facility to a larger facility, under terms of a built-to-suit lease, to meet additional space requirements resulting from growth in the business. The new facility is located in the same Chicago suburb.

Corporate Administration and Promotion

     Corporate administration and promotion expense of $19.2 for the year ended June 30, 1997 increased $1.3, or 7%, compared to the prior year largely due to investment spending on corporate marketing.

FISCAL YEAR ENDED JUNE 30, 1996 COMPARED TO FISCAL YEAR ENDED JUNE 30, 1995

     The Company's revenues were $276.6 for the fiscal year ended June 30, 1996, a 12% increase over revenues of $247.2 for the fiscal year ended June 30, 1995. This increase was due to higher revenues from all of the Company's Groups, primarily driven by increases from Playboy TV, the Catalog Group, other domestic publishing businesses, including Playboy.com, and international publishing.

     The Company reported operating income of $9.5 for the year ended June 30, 1996 compared to $3.1 for the year ended June 30, 1995. This increase was primarily due to significant growth in operating income of the Entertainment Group, principally as a result of substantial growth of Playboy TV.

     Net income for the year ended June 30, 1996 was $4.3, or basic and diluted EPS of $0.21, compared to $0.6, or basic and diluted EPS of $0.03, for the prior year.

     Tax-adjusted net income for the year ended June 30, 1996 was $6.7, or basic and diluted EPS of $0.33, compared to $1.3, or basic and diluted EPS of $0.06, for the year ended June 30, 1995.

Publishing Group

     Fiscal year 1996 Publishing Group revenues of $132.9 increased $5.6, or 4%, compared to fiscal year 1995. This was due to higher revenues from all of the Publishing Group businesses.

     Playboy magazine circulation revenues increased $0.8 for the year ended June 30, 1996 compared to the prior year. Subscription revenues were 3% higher, including an increase in revenues from the rental of Playboy magazine's subscriber list. Newsstand revenues were down slightly as favorable newsstand sales adjustments in fiscal year 1995 related to fiscal year 1994 issues and 1% fewer U.S. and Canadian newsstand copies sold in fiscal year 1996 were mostly offset by a higher average newsstand price primarily due to sales of two exceptionally strong-selling issues featuring celebrities, which were at a higher cover price. Advertising revenues declined $0.2, or 1%, for the year ended June 30, 1996 compared to the prior year primarily as a result of 4% fewer advertising pages in fiscal year 1996, mostly offset by higher average net revenue per page, principally due to rate increases effective with the January 1996 and 1995 issues.

     Revenues from other domestic publishing businesses increased $2.7, or 14%, for the year ended June 30, 1996 compared to the prior year. This increase was principally due to higher revenues from newsstand specials primarily as a result of the favorable impact of a $1.00 increase in the cover price to $6.95 in most of the country in the fourth quarter of fiscal year 1995, combined with the publication of three additional newsstand specials in fiscal year 1996. Additionally, there was a significant increase in revenues related to developing new media businesses due in part to Playboy.com, which generated advertising revenues in fiscal year 1996. Partially offsetting the above were lower revenues from other businesses.

     Revenues from international publishing increased $2.0, or 48%, due to higher royalty income combined with revenues related to the March 1996 purchase of additional equity of VIPress, which resulted in its consolidation.

     For the year ended June 30, 1996, Publishing Group operating income decreased $1.5, or 14%, compared to the prior year. The decrease was principally due to higher manufacturing costs, primarily as the result of a significant increase in paper prices. Also contributing to the unfavorable variance was higher Company performance-related variable compensation expense and higher employee medical benefit expenses in fiscal year 1996. Partially offsetting the above were the higher other domestic publishing businesses, international publishing and Playboy subscription revenues in fiscal year 1996. Additionally, fiscal year 1996 benefited from lower subscription acquisition amortization, primarily as a result of improving efficiencies by lowering the advertising rate base in fiscal year 1996, and lower advertising sales expenses.

Entertainment Group

     Fiscal year 1996 Entertainment Group revenues of $64.8 increased $13.1, or 25%, compared to fiscal year 1995. Operating income of $9.2 increased $8.2 compared to fiscal year 1995 operating income of $1.0.

     The following discussion focuses on the profit contribution of each Playboy business before Playboy businesses programming expense.

Playboy TV

     For the year ended June 30, 1996, revenues of Playboy TV were $10.3, or 36%, higher compared to the prior year.

     Cable pay-per-view revenues increased $2.3, or 20%, attributable to an increase in the number of cable addressable households to which Playboy TV was available, higher average buy rates, and higher average revenue per buy in fiscal year 1996. At June 30, 1996, Playboy TV was available to approximately
11.3 million cable addressable households, a 7% increase compared to June 30, 1995. Of the 11.3 million cable addressable households, approximately 3.9 million could receive Playboy TV on a 24-hour basis, a 30% increase compared to June 30, 1995. Cable monthly subscription revenues declined 2% for the year ended June 30, 1996 compared to the prior year due in part to a decline in the average number of subscribing households.

     DTH revenues were $6.8, or 71%, higher for the year ended June 30, 1996 compared to the prior year. The increase was primarily due to higher DirecTV revenues, as a result of a significant increase in its addressable universe and the Company's change to 24-hour programming in August 1995, and higher revenues from PrimeStar, which launched Playboy TV in the fourth quarter of fiscal year 1995, slightly offset by lower revenues, as expected, from TVRO. Playboy TV was available to approximately 4.9 million DTH households, including approximately 185,000 monthly subscribers, at June 30, 1996, a 48% increase compared to June 30, 1995.

     Fiscal year 1996 revenues from off-network productions and other increased $1.3 primarily due to licensing episodes of Women to Showtime.

     Profit contribution for Playboy TV increased $8.1, or 65%, compared to fiscal year 1995, in spite of higher marketing costs and expenses in fiscal year 1996 related to the Section 505 lawsuit, due to the significant increase in revenues.

Domestic Home Video

     Domestic home video revenues decreased $0.1, or 2%, for the year ended June 30, 1996 compared to the prior year primarily due to recording a higher net guarantee in fiscal year 1995 from a three-year distribution agreement with Uni related to backlist titles effective in the fourth quarter of fiscal year 1995, and subject to certain earn-out provisions in the final year. Fiscal year 1996 included the second year of the guarantee as well as a reserve established related to the first year of the guarantee recorded in fiscal year 1995 in the event that the earn-out provisions will not be met in the final year. Fiscal year 1995 also included sales and returns of backlist titles prior to the inception of the distribution agreement. Partially offsetting the above were higher sales of new releases in fiscal year 1996, in part due to extraordinary sales of The Best of Pamela Anderson. Additionally, there were higher revenues in fiscal year 1996 from the Company's first direct-response continuity series.

     Profit contribution increased $0.5 for the year ended June 30, 1996 compared to the prior year principally due to the timing of promotion costs.

International TV and Home Video

     For the year ended June 30, 1996, revenues and profit contribution from the international TV and home video business increased $0.8 and $2.2, respectively, compared to the prior year. Revenues and profit contribution from the international home video business both increased $1.4 due in part to higher sales to South Korea. An increase in the profit contribution of the international TV business of $0.8 is primarily due to a write-off of $1.3 recorded in fiscal year 1995 related to sales to a distributor in fiscal year 1994, partially offset by lower revenues in fiscal year 1996, primarily due to revenues in fiscal year 1995 associated with tier agreements. Variations in quarterly performance are caused by revenues and profit contribution from the recognition of tier sales depending upon the timing of program delivery, license periods and other factors.

Playboy Businesses Programming Expense

     Programming amortization expense associated with the Entertainment Group's Playboy businesses discussed above increased $1.1 for the year ended June 30, 1996 compared to the prior year. The increase was principally due to higher international home video amortization combined with increased investments in regular programming on the domestic Playboy TV network, partially offset by lower international TV amortization.

AdulTVision

     For the year ended June 30, 1996, revenues for the network were $1.9. The network reported an operating loss for fiscal year 1996, the first year of operation.

Movies and Other

     For the year ended June 30, 1996, revenues from movies and other businesses increased $0.3, or 12%, primarily due to higher revenues related to feature films. Operating income increased $0.2, or 35%, compared to fiscal year 1995. The Entertainment Group's administrative expenses for the year ended June 30, 1996 increased $0.9 compared to the prior year primarily due to higher performance-related variable compensation expense and higher employee medical benefit expenses in fiscal year 1996.

Product Marketing Group

     Product Marketing Group revenues of $7.1 for the year ended June 30, 1996 increased $0.3, or 4%, compared to the prior year primarily due to 19% higher international product licensing royalties, primarily due to strong sales from Asia. Partially offsetting the above were lower revenues in fiscal year 1996 from Special Editions, Ltd., as the Company's art publishing and art products business continued to move from direct sales to licensing, combined with no royalties in fiscal year 1996 from a Sarah Coventry licensee that experienced financial difficulties and was terminated in the second quarter of fiscal year 1995. Operating income of $3.7 increased $0.3, or 8%, for the year ended June 30, 1996 compared to the prior year principally due to an increase in operating income of international product licensing, primarily due to the higher revenues. Partially offsetting the favorable variance was lower operating income from Sarah Coventry product licensing, principally due to the lower revenues, combined with higher performance-related variable compensation expense and higher employee medical benefit expenses in fiscal year 1996.

Catalog Group

     Fiscal year 1996 Catalog Group revenues of $71.7 increased $10.3, or 17%, compared to fiscal year 1995. The revenue increase was a result of higher sales volume from all of the Company's catalogs. The increase was primarily attributable to higher circulation for all three catalogs combined with a strong response to the Critics' Choice Video catalog's implementation of a competitive pricing strategy in the second quarter of fiscal year 1996. This strategy was in reaction to lower response rates in the two prior quarters which the Company believes were due in part to competition from mass marketers which offer popular videos at deeply discounted prices. Additionally, the higher Collectors' Choice Music revenues were also due in part to a promotion.

     Fiscal year 1996 Catalog Group operating income of $5.2 remained stable compared to fiscal year 1995 as incremental profit generated from the higher revenues was sufficient to absorb higher expenses related to paper price and postal rate increases. There were also higher expenses in fiscal year 1996 relative to the higher revenues from expanded mailings to prospective customers of the catalogs.

Corporate Administration and Promotion

     Corporate administration and promotion expense of $17.9 for the year ended June 30, 1996 increased $0.6, or 4%, compared to the prior year. Expenses were higher in fiscal year 1996 primarily due to higher performance-related variable compensation expense and higher employee medical benefit expenses, partially offset by lower marketing expenses.

LIQUIDITY AND CAPITAL RESOURCES

     At December 31, 1997, the Company had $0.9 in cash and cash equivalents and $10.0 in short-term borrowings. At June 30, 1997, the Company had $1.3 in cash and cash equivalents and $4.5 in short-term borrowings, compared to $2.4 in cash and cash equivalents and $5.0 in short-term borrowings at June 30, 1996. The Company expects to meet its short- and long-term cash requirements through its revolving credit agreement and cash generated from operations.

CASH FLOWS FROM OPERATING ACTIVITIES

     Net cash used for operating activities was $3.9 for the transition period compared to $7.1 for the six months ended December 31, 1996. Cash used for accounts receivable decreased $4.9 in the transition period primarily due to lower cable pay-per-view, off-network productions and international home video revenues combined with the timing of cash receipts from the Entertainment Group's international markets. Partially offsetting the above was a higher negotiated advance from the Company's national distributor of Playboy magazine for the July 1997 issue featuring Farrah Fawcett combined with relatively lower advances for open issues of Playboy magazine at December 31, 1997. The Company invested $14.4 in Company-produced and licensed entertainment programming during the transition period compared to $15.5 in the prior year six-month period.

     Net cash provided by operating activities was $1.5 for the fiscal year ended June 30, 1997 compared to $4.5 for the prior year despite the Company's improved performance. The Company's performance improved $3.7, excluding the $13.5 federal income tax benefit recorded in fiscal year 1997 which was offset by a corresponding change in net deferred tax assets. Cash used for deferred revenues in fiscal year 1997 compared to cash provided in fiscal year 1996 was due in part to higher subscription production in fiscal year 1996. The Company invested $30.7 in Company-produced and licensed entertainment programming during fiscal year 1997 compared to $25.5 in fiscal year 1996. The increase in investments in programming for fiscal year 1997 compared to fiscal year 1996 primarily reflects spending for presold made-for-television and home video programming, co-produced films and a celebrity event.

     Net cash provided by operating activities was $4.5 for the fiscal year ended June 30, 1996 compared to $3.2 for the prior year. This increase was primarily due to the Company's improved operating performance in fiscal year 1996. Additionally, there was an increase in cash provided by accrued salaries, wages and employee benefits during fiscal year 1996 primarily due to the timing of payrolls combined with higher accruals at June 30, 1996 related to the 1995 Stock Incentive Plan and employee benefits. Partially offsetting these increases was lower cash provided by accounts payable in fiscal year 1996, primarily due to the timing of inventory purchases for the Critics' Choice Video catalog, principally as the result of lower liabilities recorded at June 30, 1996 due to a later mailing date for the July 1996 catalog combined with higher liabilities recorded at June 30, 1995 to support higher circulation for the July 1995 catalog. The Company invested $25.5 in Company-produced and licensed entertainment programming during fiscal year 1996 compared to $21.3 in the prior year.

CASH FLOWS FROM INVESTING ACTIVITIES

     Net cash used for investing activities was $1.9 for the transition period compared to $1.1 for the six months ended December 31, 1996. Investments in international ventures of $1.1 for the transition period relate to additional funding of the Playboy TV network in the United Kingdom and the Playboy TV and AdulTVision networks in Latin America. This compares to $0.7 of investments for the six months ended December 31, 1996 related to additional funding of the network in the United Kingdom and an equity interest in the Latin America networks. Capital expenditures of $0.8 for the transition period were $0.3 higher compared to the prior year. In the transition period, the Company also entered into leases of furniture and equipment totaling $1.2, compared to $1.3 for the six months ended December 31, 1996.

     Net cash used for investing activities was $2.5 for the year ended June 30, 1997 compared to $4.2 for the prior year. Fiscal year 1996 included investments in equity interests of $3.6 in the international Playboy TV networks in the United Kingdom and Japan, the casino gaming venture that was awarded an exclusive license on the island of Rhodes, Greece, and an additional equity interest in VIPress. This compares to $1.9 of investments in fiscal year 1997 principally related to additional funding of the network in the United Kingdom and an equity interest as well as additional funding in the Playboy TV and AdulTVision networks in Latin America. Capital expenditures for the year ended June 30, 1997 were $0.1 lower than in the prior year. In fiscal year 1997, the Company also entered into leases of furniture and equipment totaling $2.8, compared to $1.7 in fiscal year 1996. The increase in leased assets in fiscal year 1997 compared to fiscal year 1996 is largely related to the new media business and the catalog operations move.

     Net cash used for investing activities was $4.2 for the year ended June 30, 1996 compared to $0.3 for the prior year. Fiscal year 1996 included the investments in equity interests of $3.6 discussed above. Capital expenditures for the year ended June 30, 1996 were $0.4 higher than in the prior year. The Company also leased $1.7 of furniture and equipment in fiscal year 1996, compared to $1.4 in fiscal year 1995.

CASH FLOWS FROM FINANCING ACTIVITIES

     Net cash provided by financing activities was $5.4 for the transition period compared to $6.8 for the six months ended December 31, 1996. This decrease was principally due to a $1.5 lower increase in the level of short-term borrowings under the Company's revolving line of credit in the transition period.

     Net cash used for financing activities was $0.2 for the year ended June 30, 1997 compared to net cash provided of $0.6 for the prior year. This decrease was due in part to a $0.5 reduction in short-term borrowings under the Company's revolving line of credit in fiscal year 1997.

     Net cash provided by financing activities was $0.6 for the year ended June 30, 1996 compared to net cash used for financing activities of $2.7 in the prior year. This increase was principally due to a payment on July 1, 1994 of $1.5 in promissory notes which reflects partial payment related to the Company's acquisition of the remaining 20% interest in Critics' Choice Video, Inc., combined with a reduction in short-term borrowings under the Company's revolving line of credit of $1.0 in fiscal year 1995.

INCOME TAXES

     At June 30, 1997, the Company evaluated its net operating loss carryforwards ("NOLs") and other deferred tax assets and liabilities in relation to the Company's recent earnings history and its projected future earnings. As a result of this review, the Company reduced the valuation allowance balance by $13.5 as a result of reevaluating the realizability of the deferred tax assets in future years. In the transition period the Company realized $0.4 of the net deferred tax asset recorded at June 30, 1997. Management believes that the net deferred tax asset of $14.0 at December 31, 1997 is an amount that will more likely than not be realized in future periods.

     Based on current tax law, the Company will need to generate approximately $41.2 of future taxable income prior to the expiration of the Company's NOLs for full realization of the $14.0 net deferred tax asset recorded at December 31, 1997. At December 31, 1997, the Company had NOLs of $23.2 for tax purposes, with $1.1 expiring in 2004, $2.1 expiring in 2007, $1.1 expiring in 2008, $16.4 expiring in 2009 and $2.5 expiring in 2012.

     Management believes that it is more likely than not that the required amount of such taxable income will be generated in years subsequent to December 31, 1997 and prior to the expiration of the Company's NOLs to realize the $14.0 net deferred tax asset at December 31, 1997. Following is a summary of the bases for management's belief that a valuation allowance of $16.5 at December 31, 1997 is adequate, and that it is more likely than not that the net deferred tax asset of $14.0 at December 31, 1997 will be realized:

 . In establishing the net deferred tax asset, management reviewed the components of the Company's NOLs and determined that they primarily resulted from several nonrecurring events, which were not indicative of the Company's ability to generate future earnings.

 . All of the Company's operating groups, particularly the Entertainment Group, continue to generate meaningful earnings, while the Company's substantial investments in the Entertainment Group are anticipated to lead to increased earnings in future years.

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

OTHER

     In January 1993, the Company received a General Notice from the United States Environmental Protection Agency (the "EPA") as a "potentially responsible party" ("PRP") in connection with a site identified as the Southern Lakes Trap & Skeet Club, apparently located at the Resort-Hotel in Lake Geneva, Wisconsin (the "Resort"), formerly owned by a subsidiary of the Company. The Resort was sold by the Company's subsidiary to LG Americana-GKP Joint Venture in 1982. Two other entities were also identified as PRPs in the notice. The notice relates to actions that may be ordered taken by the EPA to sample for and remove contamination in soils and sediments, purportedly caused by skeet shooting activities at the Resort property. During fiscal year 1994, the EPA advised the Company of its position that the area of land requiring remediation is approximately twice the size of the initial site. The Company believes that it has established adequate reserves, which totaled $0.6 at December 31, 1997, to cover the eventual cost of its anticipated share (based on an agreement with one of the other PRPs) of any remediation that may be agreed upon. The Company is also reviewing available defenses and claims it may have against third parties.

     On December 18, 1995, BrandsElite filed a complaint against the Company in the Illinois Circuit Court. In the complaint, BrandsElite, an international distributor of premium merchandise, including liquor, perfume, cosmetics and luxury gifts, principally to duty-free retailers, alleges that the Company breached a product license agreement, shortly after its execution by the Company in October 1995. The agreement provided for the appointment of BrandsElite as the exclusive, worldwide licensee of the Playboy trademark and tradename with respect to the sale of cognac and possibly some deluxe whiskeys. The Company has admitted that it advised BrandsElite that it had determined not to proceed with the transaction but disputes strongly BrandsElite's allegation that as a result of the Company's breach, BrandsElite has suffered millions of dollars of damages in future lost profits and diminished value of its stock. BrandsElite also seeks to recoup out-of-pocket expenses, fees and costs incurred in bringing the action. The license agreement provides for recovery by a party in any judgment entered in its favor of attorneys' fees and litigation expenses, together with such court costs and damages as are provided by law. The action is in discovery and is likely to go to trial during calendar year 1998. On October 22, 1997, the Company filed a motion for partial summary judgment challenging BrandsElite's claims for future lost profits and stock market valuation damages. On March 4, 1998, the Illinois Circuit Court granted the portion of the Company's motion relating to stock market valuation damages but denied the portion of the motion relating to future lost profits. BrandsElite's expert reports on damages assert future lost profits damages ranging from $3.5 to $12.5. In addition, BrandsElite claims entitlement to out-of-pocket expenses, legal fees and costs.

     The Company will adopt the provisions of Statement of Financial Accounting Standards No. 130, Reporting Comprehensive Income Summary ("Statement 130") for financial statements issued for fiscal years beginning after December 15, 1997. Statement 130 establishes standards for reporting and display of comprehensive income and its components (revenues, expenses, gains and losses) in a full set of general-purpose financial statements. Management is evaluating the effect that adoption of Statement 130 will have on the Company's financial statements.

     The Company will adopt the provisions of Statement of Financial Accounting Standards No. 131, Disclosures about Segments of an Enterprise and Related Information ("Statement 131") for financial statements issued for periods beginning after December 15, 1997. Statement 131, which is based on the management approach to segment reporting, includes requirements to report selected segment information quarterly and entity-wide disclosures about products and services, major customers, and the material countries in which the entity holds assets and reports revenues. Management is evaluating the effect that adoption of Statement 131 will have on the Company's financial statements.

     In response to the Year 2000 issue, the Company has begun to identify, evaluate and implement changes to its existing computerized business systems. The Company is addressing the issue through a combination of modifications to existing programs and conversions to Year 2000 compliant software. In addition, the Company is communicating with its vendors and other service providers to determine whether they are actively involved in projects to ensure that their products and business systems will be Year 2000 compliant. If modifications and conversions by the Company and those it conducts business with were not made in a timely manner, the Year 2000 issue could have a material adverse affect on the Company's business, financial condition, and results of operations. Certain key systems of the Company have already been identified as Year 2000 compliant, including financial applications and new media operations. Although the Company is still quantifying the impact, the early estimate of the total costs associated with the required modifications and conversions are expected to be approximately $2.0, of which approximately $0.8 is expected to be expensed in calendar year 1998. These costs are being expensed as incurred.

FORWARD-LOOKING STATEMENTS

     This Form 10-K Transition Report contains "forward-looking statements," including statements in "Management's Discussion and Analysis of Financial Condition and Results of Operations," as to expectations, beliefs, plans, objectives and future financial performance, and assumptions underlying or concerning the foregoing. Such forward-looking statements involve risks and uncertainties which could cause actual results or outcomes to differ materially from those expressed in the forward-looking statements. The following are some of the important factors that could cause actual results or outcomes to differ materially from those discussed in the forward-looking statements: (1) government actions or initiatives, including (a) attempts to limit or otherwise regulate the sale of adult-oriented materials, including print, video and online materials or businesses such as casino gaming, (b) regulation of the advertisement of tobacco products, or (c) substantive changes in postal regulations or rates, (2) further increases in paper prices, (3) changes in distribution technology and/or unforeseen delays in the implementation of such technology by the cable and satellite industries that might affect the Company's plans and assumptions regarding carriage of its program services, (4) increased competition for advertisers from other publications and media or any significant decrease in spending by advertisers generally or with respect to the adult male market, and (5) increased competition for transponders and channel space, and any decline in the Company's access to, and acceptance by, cable and DTH systems.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk
-------------------------------------------------------------------

     Not required as the Company's market capitalization was less than $2.5 billion as of January 28, 1997.

Item 8. Financial Statements and Supplementary Data
---------------------------------------------------

     The following consolidated financial statements of the registrant and report of independent accountants are set forth in this Form 10-K Transition Report as follows:

                                                                                      Page
                                                                                      ----
     Consolidated Statements of Operations - Six-Month Transition Period Ended
     December 31, 1997, Six-Month Period Ended December 31, 1996 (Unaudited) and
     Fiscal Years Ended June 30, 1997, 1996 and 1995                                    44

     Consolidated Balance Sheets - December 31, 1997, June 30, 1997 and June 30,
     1996                                                                               45

     Consolidated Statements of Shareholders' Equity - Six-Month Transition
     Period Ended December 31, 1997 and Fiscal Years Ended June 30, 1997, 1996
     and 1995                                                                           46

     Consolidated Statements of Cash Flows - Six-Month Transition Period Ended
     December 31, 1997, Six-Month Period Ended December 31, 1996 (Unaudited) and
     Fiscal Years Ended June 30, 1997, 1996 and 1995                                    47

     Notes to Consolidated Financial Statements                                      48-64

     Report of Independent Accountants                                                  65

     The supplementary data regarding quarterly results of operations are set forth in Note R of Notes to Consolidated Financial Statements on pages 62 and 63 of this Form 10-K Transition Report.

PLAYBOY ENTERPRISES, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS


                                              Six Months   Six Months   Fiscal Year  Fiscal Year   Fiscal Year
                                                   Ended        Ended         Ended        Ended     Ended
(in thousands, except per share amounts)        12/31/97     12/31/96(1)    6/30/97      6/30/96     6/30/95
------------------------------------------------------------------------------------------------------------------------
Net revenues                                   $ 149,541    $ 146,003     $ 296,623    $ 276,587      $ 247,249
------------------------------------------------------------------------------------------------------------------------
Costs and expenses
  Cost of sales                                 (126,658)    (122,062)     (245,023)    (234,247)      (214,327)
  Selling and administrative expenses            (18,424)     (16,247)      (35,855)     (32,847)       (29,865)
------------------------------------------------------------------------------------------------------------------------
    Total costs and expenses                    (145,082)    (138,309)     (280,878)    (267,094)      (244,192)
------------------------------------------------------------------------------------------------------------------------
Operating income                                   4,459        7,694        15,745        9,493          3,057
------------------------------------------------------------------------------------------------------------------------
Nonoperating income (expense)
  Investment income                                   50           35            73           88            139
  Interest expense                                  (289)        (299)         (427)        (680)          (708)
  Other, net                                          70          (98)         (640)        (452)           (52)
------------------------------------------------------------------------------------------------------------------------
    Total nonoperating expense                      (169)        (362)         (994)      (1,044)          (621)
------------------------------------------------------------------------------------------------------------------------
Income before income taxes and cumulative
  effect of change in accounting principle         4,290        7,332        14,751        8,449          2,436
Income tax benefit (expense)                      (2,148)      (3,470)        6,643       (4,197)        (1,807)
------------------------------------------------------------------------------------------------------------------------
Income before cumulative effect of
  change in accounting principle                   2,142        3,862        21,394        4,252            629
Cumulative effect of change
  in accounting principle                         (1,077)           -             -            -              -
------------------------------------------------------------------------------------------------------------------------
Net income                                     $   1,065    $   3,862     $  21,394    $   4,252      $     629
=======================================================================================================================

Weighted average number of
  common shares outstanding
  Basic                                           20,487       20,291        20,318       20,014         19,984
=======================================================================================================================
  Diluted                                         20,818       20,587        20,694       20,261         20,128
=======================================================================================================================

Basic EPS
  Income before cumulative effect of
   change in accounting principle              $    0.10    $    0.19     $    1.05    $    0.21      $    0.03
  Cumulative effect of change
   in accounting principle                         (0.05)           -             -            -              -
------------------------------------------------------------------------------------------------------------------------
 Net income                                    $    0.05    $    0.19     $    1.05    $    0.21      $    0.03
=======================================================================================================================

Diluted EPS
  Income before cumulative effect of
   change in accounting principle              $    0.10    $    0.19     $   1 .03    $    0.21      $    0.03
  Cumulative effect of change
   in accounting principle                         (0.05)           -             -            -              -
------------------------------------------------------------------------------------------------------------------------
 Net income                                    $    0.05    $    0.19     $    1.03    $    0.21      $    0.03
=======================================================================================================================

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

(1)  Unaudited.

PLAYBOY ENTERPRISES, INC.
CONSOLIDATED BALANCE SHEETS

                                                                  Dec. 31,   June 30,  June 30,
(in thousands, except share data)                                     1997       1997      1996
------------------------------------------------------------------------------------------------
Assets
Cash and cash equivalents                                         $    947   $  1,303   $  2,438
Receivables, net of allowance for doubtful
  accounts of $4,467, $3,882 and $3,009                             33,324     32,326     29,110
Inventories                                                         25,376     23,304     23,499
Programming costs                                                   41,504     41,954     33,873
Deferred subscription acquisition costs                             12,143      9,077      9,569
Other current assets                                                11,910     12,315     10,420
------------------------------------------------------------------------------------------------
    Total current assets                                           125,204    120,279    108,909
------------------------------------------------------------------------------------------------
Property and equipment
 Land                                                                  292        292        292
 Buildings and improvements                                          8,386      8,332      8,333
 Furniture and equipment                                            21,030     20,554     20,352
 Leasehold improvements                                              8,237      8,653      8,427
------------------------------------------------------------------------------------------------
    Total property and equipment                                    37,945     37,831     37,404
 Accumulated depreciation                                          (27,892)   (27,524)   (25,510)
------------------------------------------------------------------------------------------------
  Property and equipment, net                                       10,053     10,307     11,894
------------------------------------------------------------------------------------------------
Programming costs--noncurrent                                        8,329      4,673      3,362
Trademarks                                                          14,978     13,761     11,887
Net deferred tax assets                                             13,688     14,145      4,191
Other noncurrent assets                                             13,695     12,377     10,626
------------------------------------------------------------------------------------------------
Total assets                                                      $185,947   $175,542   $150,869
================================================================================================

Liabilities
Short-term borrowings                                             $ 10,000   $  4,500   $  5,000
Current financing obligations                                            -        347        340
Accounts payable                                                    32,258     26,914     22,745
Accrued salaries, wages and employee benefits                        4,499      7,232      6,941
Reserves for losses on disposals of discontinued operations            610        628        707
Income taxes payable                                                   627      1,227        970
Deferred revenues                                                   43,216     42,273     44,378
Other liabilities and accrued expenses                               7,706      7,937      8,940
------------------------------------------------------------------------------------------------
    Total current liabilities                                       98,916     91,058     90,021
------------------------------------------------------------------------------------------------
Long-term financing obligations                                          -          -        347
Other noncurrent liabilities                                         8,348      8,351      8,218
------------------------------------------------------------------------------------------------
    Total liabilities                                              107,264     99,409     98,586
------------------------------------------------------------------------------------------------
Commitments and contingencies

Shareholders' Equity
Common stock, $0.01 par value
  Class A voting--7,500,000 shares authorized; 5,042,381 issued         50         50         50
  Class B non-voting--30,000,000 shares authorized;
    17,076,518, 17,029,018 and 16,963,393 issued                       171        170        170
Capital in excess of par value                                      43,539     42,645     40,867
Retained earnings                                                   45,257     44,192     22,798
Foreign currency translation adjustment                               (131)       (74)       (17)
Unearned compensation restricted stock                              (3,511)    (4,089)    (4,549)
Less cost of 293,427 Class A common shares
  and 974,227, 987,341 and 1,040,045
  Class B common shares in treasury                                 (6,692)    (6,761)    (7,036)
------------------------------------------------------------------------------------------------
    Total shareholders' equity                                      78,683     76,133     52,283
------------------------------------------------------------------------------------------------
Total liabilities and shareholders' equity                        $185,947   $175,542   $150,869
================================================================================================

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

PLAYBOY ENTERPRISES, INC.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY


                                                                                             Unearned
                                            Class A  Class B  Capital in                        Comp.
                                             Common   Common   Excess of   Retained        Restricted   Treasury
(in thousands of dollars)                     Stock    Stock   Par Value   Earnings  Other      Stock      Stock     Total
---------------------------------------------------------------------------------------------------------------------------
Balance at June 30, 1994                     $   50   $  165     $36,381    $17,917   $  -    $     -    $(8,202)   $46,311
 Net income                                       -        -           -        629      -          -          -        629
 Exercise of 4,500 Class A and
   20,000 Class B stock options                   -        -          14          -      -          -        128        142
 Issuance of 960 Class B shares
   as service awards                              -        -           3          -      -          -          5          8
 Issuance of 516,250 Class B shares
   as restricted stock awards                     -        5       4,835          -      -     (4,840)         -         -
---------------------------------------------------------------------------------------------------------------------------
Balance at June 30, 1995                         50      170      41,233     18,546      -     (4,840)    (8,069)    47,090
 Net income                                       -        -           -      4,252      -          -          -      4,252
 Exercise of 35,000 Class A and
   159,750 Class B stock options                  -        -         (81)         -      -          -      1,025        944
 Issuance of 1,499 Class B shares
   as service awards                              -        -           6          -      -          -          8         14
 Issuance of 20,000 Class B shares
   as restricted stock awards                     -        -         177          -      -       (177)         -          -
 Forfeiture of 50,000 Class B shares
   related to restricted stock awards             -        -        (468)         -      -        468          -          -
 Foreign currency translation adjustment          -        -           -          -    (17)         -          -        (17)
---------------------------------------------------------------------------------------------------------------------------
Balance at June 30, 1996                         50      170      40,867     22,798    (17)    (4,549)    (7,036)    52,283
 Net income                                       -        -           -     21,394      -          -          -     21,394
 Exercise of 57,500 Class B
   stock options                                  -        -         264          -      -          -        170        434
 Issuance of 1,147 Class B shares
   as service awards                               -        -          9          -      -          -          6         15
 Issuance of 68,750 Class B shares
   as restricted stock awards                      -        -         940          -      -       (940)        -          -
 Forfeiture of 28,125 Class B shares
   related to restricted stock awards              -        -        (263)         -      -        263         -          -
 Issuance of 19,057 Class B shares
   under employee stock purchase plan              -        -          93          -      -          -        99        192
 Vesting of 121,564 Class B
   restricted stock awards                         -        -           -          -      -      1,137         -      1,137
 Foreign currency translation adjustment           -        -           -          -    (57)         -         -       (57)
 Income tax benefit related to
   stock plans                                     -        -         735          -      -          -          -       735
---------------------------------------------------------------------------------------------------------------------------
Balance at June 30, 1997                          50      170      42,645     44,192    (74)    (4,089)    (6,761)   76,133
 Net income                                        -        -           -      1,065      -          -          -     1,065
 Exercise of 15,000 Class B
   stock options                                   -        -          93          -      -          -         27       120
 Issuance of 337 Class B shares
   as service awards                               -        -           4          -      -          -          2         6
 Issuance of 37,500 Class B shares
   as restricted stock awards                      -        1         526          -      -       (527)         -         -
 Issuance of 7,777 Class B shares
   under employee stock purchase plan              -        -          61          -      -          -         40       101
 Vesting of 115,939 Class B
   restricted stock awards                         -        -           -          -      -      1,105          -     1,105
 Foreign currency translation adjustment           -        -           -          -    (57)         -          -       (57)
 Income tax benefit related to
   stock plans                                     -        -         210          -      -          -          -       210
---------------------------------------------------------------------------------------------------------------------------
Balance at December 31, 1997                 $    50  $   171    $ 43,539   $ 45,257  $(131)  $ (3,511)  $ (6,692)  $78,683
===========================================================================================================================

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.


PLAYBOY ENTERPRISES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                            Six Months    Six Months    Fiscal Year   Fiscal Year   Fiscal Year
                                                                 Ended         Ended         Ended         Ended         Ended
(in thousands)                                                12/31/97      12/31/96(1)    6/30/97       6/30/96       6/30/95
------------------------------------------------------------------------------------------------------------------------------
Cash Flows From Operating Activities
Net income                                                   $   1,065     $   3,862      $ 21,394      $  4,252     $    629
Adjustments to reconcile net income
 to net cash provided by (used for) operating activities
    Depreciation of property and equipment                       1,007         1,135         2,210         2,383        2,531
    Amortization of intangible assets                              845           903         1,893         1,783        1,590
    Amortization of investments in
     entertainment programming                                  11,153         9,619        21,355        21,263       20,130
    Investments in entertainment programming                   (14,359)      (15,518)      (30,747)      (25,549)     (21,313)
    Changes in current assets and liabilities
      Receivables                                                 (998)       (5,896)       (3,286)       (4,574)      (3,498)
      Inventories                                               (2,072)        1,023           195        (2,061)      (2,160)
      Deferred subscription acquisition costs                   (3,066)       (1,418)          492          (393)         910
      Other current assets                                         367        (2,475)       (2,146)         (426)      (1,586)
      Accounts payable                                           5,344         2,469         4,169         2,931        5,869
      Accrued salaries, wages and employee benefits             (1,628)       (1,707)        1,428         2,853          277
      Income taxes payable                                        (600)          200           284            27           92
      Deferred revenues                                            943           395        (2,105)        1,468        1,171
      Other liabilities and accrued expenses                      (231)         (832)       (1,003)          224          581
                                                             ---------     ---------       -------      --------     --------
        Net change in current assets and liabilities            (1,941)       (8,241)       (1,972)           49        1,656
                                                             ---------     ---------       -------      --------     --------
    Increase in trademarks                                      (1,767)       (1,066)       (2,898)       (1,766)      (1,856)
    (Increase) decrease in net deferred tax assets                 457         2,216        (9,954)        2,399          629
    Increase in other noncurrent assets                           (466)         (192)         (519)         (487)        (832)
    Increase (decrease) in other noncurrent liabilities             (3)          168           106           258           96
    Net cash used for discontinued operations                      (18)          (18)          (79)          (59)        (124)
    Other, net                                                     174             6           750            15           44
-------------------------------------------------------------------------------------------------------------------------------
        Net cash provided by (used for) operating activities    (3,853)       (7,126)        1,539         4,541        3,180
-------------------------------------------------------------------------------------------------------------------------------
Cash Flows From Investing Activities
Additions to property and equipment                               (765)         (431)         (671)         (760)        (382)
Acquisitions and funding of equity
 interests in international ventures                            (1,109)         (731)       (1,905)       (3,619)           -
Other, net                                                           -           105           126           211           67
-------------------------------------------------------------------------------------------------------------------------------
        Net cash used for investing activities                  (1,874)       (1,057)       (2,450)       (4,168)        (315)
-------------------------------------------------------------------------------------------------------------------------------
Cash Flows From Financing Activities
Increase (decrease) in short-term borrowings                     5,500         7,000          (500)            -       (1,000)
Repayment of debt                                                 (350)         (350)         (350)         (350)      (1,850)
Proceeds from exercise of stock options                            120            65           434           944          198
Proceeds from sales under employee stock purchase plan             101            91           192             -            -
------------------------------------------------------------------------------------------------------------------------------
        Net cash provided by (used for) financing activities     5,371         6,806          (224)          594       (2,652)
------------------------------------------------------------------------------------------------------------------------------
Net increase (decrease) in cash and cash equivalents              (356)       (1,377)       (1,135)          967          213
Cash and cash equivalents at beginning of period                 1,303         2,438         2,438         1,471        1,258
------------------------------------------------------------------------------------------------------------------------------
Cash and cash equivalents at end of period                   $     947     $   1,061      $  1,303      $  2,438     $  1,471
==============================================================================================================================

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

(1)  Unaudited.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(A)  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation: The consolidated financial statements include the accounts of the Company and all majority-owned subsidiaries. All material intercompany accounts and transactions have been eliminated in consolidation.

Change in Fiscal Year: On November 6, 1997, the Board approved a change in the Company's fiscal year end from June 30 to December 31 which will better align the Company's businesses with its customers and partners who also operate and plan on a calendar-year basis. The six-month transition period from July 1, 1997 through December 31, 1997 precedes the start of the new calendar and fiscal year and is represented in this Form 10-K Transition Report. The unaudited financial information for the six months ended December 31, 1996 is presented for comparative purposes, but in the opinion of management, reflects all normal recurring adjustments necessary for a fair presentation.

Revenue Recognition: Revenues from the sale of magazine subscriptions are recognized over the terms of the subscriptions. Sales of magazines and newsstand specials (net of estimated returns), and revenues from the sale of advertisements, are recorded when each issue goes on sale. Domestic pay television revenues are recognized based on pay-per-view buys and monthly subscriber counts reported each month by the system operators. Domestic home video revenues are recognized based on unit sales reported for new releases each month by the Company's distributor and a distribution agreement for backlist titles. International television revenues are recognized either upon identification of programming scheduled for networks, delivery of programming to customers and/or upon the commencement of the license term. Revenues from the direct marketing of catalog products are recognized when the items are shipped.

Cash Equivalents: Cash equivalents are temporary cash investments with an original maturity of three months or less at date of purchase and are stated at cost, which approximates market value.

Inventories: Inventories are stated at the lower of cost (average cost and specific cost) or market.

Property and Equipment: Property and equipment is stated at cost. Depreciation is provided on the straight-line method over the estimated useful lives of the assets. Leasehold improvements are depreciated on a straight-line basis over the shorter of their estimated useful lives or the terms of the related leases. Repair and maintenance costs are expensed as incurred, and major betterments are capitalized. Sales and retirements of depreciable property and equipment are recorded by removing the related cost and accumulated depreciation from the accounts. Gains or losses on sales and retirements of property and equipment are included in nonoperating income or expense.

Deferred Subscription Acquisition Costs: Costs associated with the promotion of magazine subscriptions, which consist primarily of postage, costs to produce direct-mail solicitation materials and other costs to attract and renew subscribers, are deferred and amortized over the period during which the future benefits are expected to be received. This is consistent with the provisions of Statement of Position 93-7, Reporting on Advertising Costs, which the Company adopted in fiscal year 1995. See Note G.

Programming Costs and Amortization: Programming costs include original programming and film acquisition costs, which are capitalized and amortized. The portion of original programming costs assigned to the domestic pay television market is amortized on the straight-line method over three years. The portion of original programming costs assigned to each of the worldwide home video and international television markets are amortized using the individual-film-forecast-computation method. Film acquisition costs are assigned to domestic and international markets as appropriate, and are amortized principally on the straight-line method over the license term, generally three years, and the premiere schedule, respectively. Management believes that these methods provide a reasonable matching of expenses with total estimated revenues over the periods that revenues associated with films and programs are expected to be realized. Film and program amortization is adjusted periodically to reflect changes in the estimates of amounts of related future revenues. Film and program costs are stated at the lower of unamortized cost or estimated net realizable value as determined on a specific identification basis. Based on management's estimate of future total gross revenues as of December 31, 1997, substantially all unamortized programming costs applicable to released programs are expected to be amortized during the next three years. See Note F.

Intangible Assets: Trademark acquisition costs are capitalized and amortized on the straight-line method over 40 years. Trademark and copyright defense, registration and/or renewal costs are capitalized and amortized on the straight-line method over 15 years. Other intangible assets are comprised substantially of goodwill, which is amortized generally over 40 years. Accumulated amortization of intangible assets was $12,800,000, $11,955,000 and $10,062,000 at December 31, 1997, June 30, 1997 and June 30, 1996, respectively.

Income (Loss) per Common Share: During the transition period, the Company adopted the provisions of Statement of Financial Accounting Standards No. 128, Earnings per Share ("Statement 128"). Statement 128 simplifies the previous standards for computing EPS, replacing the presentation of primary EPS with a presentation of basic EPS. Unlike primary EPS, basic EPS excludes any dilutive potential common shares. Diluted EPS is very similar to the previously required fully diluted EPS. Statement 128 also requires dual presentation of basic and diluted EPS on the face of the income statement for all entities with complex capital structures, which applies to the Company. All EPS amounts presented have been restated to conform to the Statement 128 requirements. See Note D.

Foreign Exchange Forward Contracts: The Company utilizes forward contracts to minimize the impact of currency movements on royalties received and certain payments denominated in Japanese yen, German marks and French francs. The terms of these contracts are generally one year or less. Gains and losses related to these agreements are recorded in operating results as part of, and concurrent with, the transaction. As of December 31, 1997, June 30, 1997 and June 30, 1996, the Company had approximately $1,025,000, $2,330,000 and $2,300,000, respectively, in outstanding contracts. At their respective balance sheet dates, the difference between these contracts' values and the fair market value of these instruments in the aggregate was not material.

Minority Interest: The Company owns a majority interest in VIPress, publisher of the Polish edition of Playboy magazine. The financial statements of VIPress are included in the Company's financial statements. The minority interest in the results of operations is included in nonoperating income or expense in the Consolidated Statements of Operations and the minority interest in the equity of VIPress is included in "Other noncurrent liabilities" in the Consolidated Balance Sheets.

Foreign Currency Translation: Assets and liabilities in foreign currencies are translated into U.S. dollars at the exchange rate existing at the balance sheet date. The net exchange differences resulting from these translations are recorded as a separate component of shareholders' equity. Revenues and expenses are translated at average rates for the period.

Use of Estimates: The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Although these estimates are based on management's knowledge of current events and actions it may undertake in the future, they may ultimately differ from actual results.

New Accounting Pronouncements: The Company will adopt the provisions of Statement 130, Reporting Comprehensive Income Summary for financial statements issued for fiscal years beginning after December 15, 1997. Statement 130 establishes standards for reporting and display of comprehensive income and its components (revenues, expenses, gains and losses) in a full set of general-purpose financial statements. Management is evaluating the effect that adoption of Statement 130 will have on the Company's financial statements.

     The Company will adopt the provisions of Statement 131, Disclosures about Segments of an Enterprise and Related Information for financial statements issued for periods beginning after December 15, 1997. Statement 131, which is based on the management approach to segment reporting, includes requirements to report selected segment information quarterly and entity-wide disclosures about products and services, major customers, and the material countries in which the entity holds assets and reports revenues. Management is evaluating the effect that adoption of Statement 131 will have on the Company's financial statements.

(B)  INCOME TAXES

The income tax provision (benefit) consisted of the following (in thousands):

                                                 Six Months   Fiscal Year   Fiscal Year   Fiscal Year
                                                      Ended         Ended         Ended         Ended
                                                   12/31/97       6/30/97       6/30/96       6/30/95
-----------------------------------------------------------------------------------------------------
Current:
 Federal                                          $       -      $    354      $    241      $    115
 State                                                  180           501            67            65
 Foreign                                                747         1,721         1,490           998
-----------------------------------------------------------------------------------------------------
  Total current                                         927         2,576         1,798         1,178
-----------------------------------------------------------------------------------------------------
Deferred:
 Federal                                                457        (9,954)        2,399           629
 State                                                    -             -             -             -
 Foreign                                                  -             -             -             -
-----------------------------------------------------------------------------------------------------
  Total deferred                                        457        (9,954)        2,399           629
-----------------------------------------------------------------------------------------------------
Benefit of stock compensation recorded
 in capital in excess of par value                      210           735             -             -
Benefit recorded as part of cumulative
 effect of change in accounting principle               554             -             -             -
-----------------------------------------------------------------------------------------------------
Total income tax provision (benefit)              $   2,148      $ (6,643)     $  4,197      $  1,807
=====================================================================================================

The income tax provision (benefit) differed from a provision computed at the U.S. statutory tax rate as follows (in thousands):

                                                 Six Months   Fiscal Year   Fiscal Year   Fiscal Year
                                                      Ended         Ended         Ended         Ended
                                                   12/31/97       6/30/97       6/30/96       6/30/95
-----------------------------------------------------------------------------------------------------
Statutory rate tax provision                      $   1,459      $  5,163      $  2,871      $    828
Increase (decrease) in taxes resulting from:
 Foreign withholding tax on licensing income            747         1,452         1,448           998
 State income taxes                                     180           501            67            65
 Nondeductible expenses                                 180           342           129           341
 Reduction in valuation allowance                         -       (13,486)            -             -
 Tax benefit of foreign taxes paid or accrued          (328)         (538)         (356)         (339)
 Other                                                  (90)          (77)           38           (86)
-----------------------------------------------------------------------------------------------------
Total income tax provision (benefit)              $   2,148      $ (6,643)     $  4,197      $  1,807
=====================================================================================================

The U.S. statutory tax rate applicable to the Company for the transition period and fiscal years 1997, 1996 and 1995 was 34%, 35%, 34% and 34%, respectively.

     Deferred tax assets and liabilities are recognized for the expected future tax consequences attributable to differences between the financial statement and tax bases of assets and liabilities using enacted tax rates expected to apply in the years in which the temporary differences are expected to reverse.

     At June 30, 1997, the Company evaluated its NOLs and other deferred tax assets and liabilities in relation to the Company's recent earnings history and its projected future earnings. As a result of this review, the Company reduced the valuation allowance balance by $13.5 million as a result of reevaluating the realizability of the deferred tax assets in future years.

     The significant components of the Company's deferred tax assets and deferred tax liabilities as of June 30, 1996, June 30, 1997 and December 31, 1997 are presented below (in thousands):


                                            June 30,       Net   June 30,       Net   Dec. 31,
                                                1996    Change       1997    Change       1997
------------------------------------------------------------------------------------------------
Deferred tax assets:
 Net operating loss carryforwards           $ 12,734   $(5,677)  $  7,057   $   844   $  7,901
 Capital loss carryforwards                   10,512         -     10,512         -     10,512
 Tax credit carryforwards                      5,851     2,161      8,012       964      8,976
 Other deductible temporary differences        9,855       694     10,549       695     11,244
------------------------------------------------------------------------------------------------
  Total deferred tax assets                   38,952    (2,822)    36,130     2,503     38,633
  Valuation allowance                        (27,971)   12,101    (15,870)     (634)   (16,504)
------------------------------------------------------------------------------------------------
   Deferred tax assets                        10,981     9,279     20,260     1,869     22,129
------------------------------------------------------------------------------------------------
Deferred tax liabilities:
 Deferred subscription acquisition costs      (3,685)      319     (3,366)   (1,148)    (4,514)
 Other taxable temporary differences          (2,824)      356     (2,468)   (1,178)    (3,646)
------------------------------------------------------------------------------------------------
   Deferred tax liabilities                   (6,509)      675     (5,834)   (2,326)    (8,160)
------------------------------------------------------------------------------------------------
Net deferred tax assets                     $  4,472   $ 9,954   $ 14,426   $  (457)  $ 13,969
================================================================================================


In the Consolidated Balance Sheet at June 30, 1996, $0.3 million of the $4.5 million net deferred tax asset is included in "Other current assets" and $4.2 million is segregated as "Net deferred tax assets." In the Consolidated Balance Sheet at June 30, 1997, $0.3 million of the $14.4 million net deferred tax asset is included in "Other current assets" and $14.1 million is segregated as "Net deferred tax assets." In the Consolidated Balance Sheet at December 31, 1997, $0.3 million of the $14.0 million net deferred tax asset is included in "Other current assets" and $13.7 million is segregated as "Net deferred tax assets."

     In addition to the federal tax benefits in the table above, the Company has NOLs available in various states, none of which are reflected in the net deferred tax assets in the Consolidated Balance Sheets at December 31, 1997, June 30, 1997 and June 30, 1996.

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

     In order to fully realize the net deferred tax asset of $14.0 million at December 31, 1997, the Company will need to generate future taxable income of approximately $41.2 million prior to the expiration of the Company's NOLs. Management believes that it is more likely than not that the required amount of such taxable income will be realized. Management will periodically reconsider the assumptions utilized in the projection of future earnings and, if warranted, increase or decrease the amount of deferred tax assets through an adjustment to the valuation allowance.

     At December 31, 1997, the Company had NOLs of $23.2 million with $1.1 million expiring in 2004, $2.1 million expiring in 2007, $1.1 million expiring in 2008, $16.4 million expiring in 2009 and $2.5 million expiring in 2012. The Company had capital loss carryforwards of $30.9 million with $1.0 million expiring in 1998 and $29.9 million expiring in 1999. In addition, foreign tax credit carryforwards of $6.2 million and investment tax credit carryforwards of $1.9 million are available to reduce future U.S. federal income taxes. The foreign tax credit carryforwards expire in 1998 through 2003 and the investment tax credit carryforwards expire in 1998 through 2001.

(C)  CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE

A $1,077,000 charge, net of an income tax benefit of $554,000, was reported in the transition period as "Cumulative effect of change in accounting principle" as a result of the Company's change in accounting for certain start-up costs to conform to the accounting required by the proposed Statement of Position, Reporting on the Costs of Start-Up Activities, expected to be issued in the first half of calendar year 1998. This statement requires the expense recognition, as opposed to capitalization, of costs related to start-up activities. The expenses were primarily related to development costs of casino gaming ventures which had previously been capitalized prior to July 1, 1997, the date of adoption. The impact of this change in accounting principle on operating income in the transition period resulted in expenses of $576,000.

     Pro forma amounts, assuming the Statement of Position was applied beginning in fiscal year 1995, follow with comparisons to actual results (in thousands, except per share amounts):


                                      Six Months  Six Months   Fiscal Year  Fiscal Year  Fiscal Year
                                           Ended       Ended         Ended        Ended        Ended
                                        12/31/97    12/31/96(1)    6/30/97      6/30/96      6/30/95
----------------------------------------------------------------------------------------------------
Income before cumulative effect of
 change in accounting principle
  As reported                             $2,142      $3,862       $21,394       $4,252        $ 629
  Pro forma                                2,142       3,676        20,857        4,179          171

Net income
  As reported                              1,065       3,862        21,394        4,252          629
  Pro forma                                2,142       3,676        20,857        4,179          171

Income per common share before
 cumulative effect of change in
 accounting principle
  Basic, as reported                        0.10        0.19          1.05         0.21         0.03
  Basic, pro forma                          0.10        0.18          1.03         0.21         0.01
  Diluted, as reported                      0.10        0.19          1.03         0.21         0.03
  Diluted, pro forma                        0.10        0.18          1.01         0.21         0.01

Net income per common share
  Basic, as reported                        0.05        0.19          1.05         0.21         0.03
  Basic, pro forma                          0.10        0.18          1.03         0.21         0.01
  Diluted, as reported                      0.05        0.19          1.03         0.21         0.03
  Diluted, pro forma                      $ 0.10      $ 0.18       $  1.01       $ 0.21        $0.01

(1)  Unaudited.

(D)  INCOME (LOSS) PER COMMON SHARE

The following table sets forth the computation of basic and diluted EPS (in thousands, except per share amounts):

                                                            Six Months     Six Months     Fiscal Year    Fiscal Year   Fiscal Year
                                                              Ended          Ended           Ended          Ended         Ended
                                                             12/31/97     12/31/96 (1)      6/30/97        6/30/96       6/30/95
----------------------------------------------------------------------------------------------------------------------------------
Numerator:
 For basic and diluted EPS--income
   available to common shareholders:
     Income before cumulative effect of
      change in accounting principle                         $ 2,142        $ 3,862         $21,394         $ 4,252        $   629
     Cumulative effect of change in
      accounting principle                                    (1,077)             -               -               -              -
----------------------------------------------------------------------------------------------------------------------------------
     Net income                                              $ 1,065        $ 3,862         $21,394         $ 4,252        $   629
==================================================================================================================================

Denominator:
 Denominator for basic EPS--
   weighted-average shares                                    20,487         20,291          20,318          20,014         19,984
----------------------------------------------------------------------------------------------------------------------------------
 Effect of dilutive common shares:
   Stock options                                                 331            296             315             217            144
   Nonvested restricted stock awards                               -              -              61              30              -
----------------------------------------------------------------------------------------------------------------------------------
     Dilutive potential common shares                            331            296             376             247            144
----------------------------------------------------------------------------------------------------------------------------------
 Denominator for diluted EPS--
   adjusted weighted-average shares                           20,818         20,587          20,694          20,261         20,128
==================================================================================================================================

Basic EPS
 Income before cumulative effect of
   change in accounting principle                            $  0.10        $  0.19         $  1.05         $  0.21        $  0.03
 Cumulative effect of change
   in accounting principle                                     (0.05)             -               -               -              -
----------------------------------------------------------------------------------------------------------------------------------
 Net income                                                  $  0.05        $  0.19         $  1.05         $  0.21        $  0.03
==================================================================================================================================

Diluted EPS
 Income before cumulative effect of
   change in accounting principle                            $  0.10        $  0.19         $  1.03         $  0.21        $  0.03
 Cumulative effect of change
   in accounting principle                                     (0.05)             -               -               -              -
----------------------------------------------------------------------------------------------------------------------------------
 Net income                                                  $  0.05        $  0.19         $  1.03         $  0.21        $  0.03
==================================================================================================================================

(1)  Unaudited.

During the transition period, approximately 320,000 weighted-average shares of Class B restricted stock awards outstanding were not included in the computation of diluted EPS as the operating income objectives applicable to these restricted awards were not met during that period. Additionally, options to purchase approximately 230,000 weighted-average shares of Class B common stock were outstanding during the transition period but were not included in the computation of diluted EPS as the options' exercise prices were greater than the average market price of the Class B common stock, the effect of which was antidilutive. For additional disclosure regarding the Company's stock plans, see Note J.

(E)  INVENTORIES

Inventories consisted of the following (in thousands):

                                            Dec. 31,  June 30,  June 30,
                                              1997      1997      1996
------------------------------------------------------------------------
Paper                                        $ 7,573   $ 7,564   $10,771
Editorial and other prepublication costs       6,002     6,213     6,566
Merchandise finished goods                    11,801     9,527     6,162
------------------------------------------------------------------------
Total inventories                            $25,376   $23,304   $23,499
========================================================================


(F)  PROGRAMMING COSTS

Current programming costs consisted of the following (in thousands):

                                            Dec. 31,  June 30,  June 30,
                                              1997      1997      1996
------------------------------------------------------------------------
Released, less amortization                  $32,601   $31,214   $24,040
Completed, not yet released                    8,903    10,740     9,833
------------------------------------------------------------------------
Total current programming costs              $41,504   $41,954   $33,873
========================================================================


Noncurrent programming costs of $8.3 million, $4.7 million and $3.4 million at December 31, 1997, June 30, 1997 and June 30, 1996, respectively, consist of programs in the process of production.

(G)  ADVERTISING COSTS

Effective July 1, 1994, the Company adopted the provisions of Statement of Position 93-7, Reporting on Advertising Costs.

     The Company expenses advertising costs as incurred, except for direct-response advertising. Direct-response advertising consists primarily of costs associated with the promotion of magazine subscriptions, principally the production of direct-mail solicitation materials and postage, and the distribution of catalogs for use in the Catalog Group. The capitalized direct-response advertising costs are amortized over the period during which the future benefits are expected to be received, principally six to 12 months.

     At December 31, 1997, June 30, 1997 and June 30, 1996, advertising costs of $9.1 million, $6.3 million and $6.9 million, respectively, were deferred and included in "Deferred subscription acquisition costs" and "Other current assets" in the Consolidated Balance Sheets. For the transition period and fiscal years 1997, 1996 and 1995, the Company's advertising expense was $23.9 million, $46.2 million, $44.3 million and $43.1 million, respectively.

(H)  DISCONTINUED OPERATIONS

During fiscal year 1982, the Company discontinued its resort hotel operations. The net current liabilities related to these discontinued operations have been segregated in the Consolidated Balance Sheets at December 31, 1997, June 30, 1997 and June 30, 1996 as "Reserves for losses on disposals of discontinued operations."

     In January 1993, the Company received a General Notice from the EPA as a PRP in connection with a site identified as the Southern Lakes Trap & Skeet Club, apparently located at the Resort, formerly owned by a subsidiary of the Company. The Resort was sold by the Company's subsidiary to LG Americana-GKP Joint Venture in 1982. Two other entities were also identified as PRPs in the notice. The notice relates to actions that may be ordered taken by the EPA to sample for and remove contamination in soils and sediments, purportedly caused by skeet shooting activities at the Resort property. During fiscal year 1994, the EPA advised the Company of its position that the area of land requiring remediation is approximately twice the size of the initial site. The Company believes that it has established adequate reserves, which totaled $610,000 at December 31, 1997, to cover the eventual cost of its anticipated share (based on an agreement with one of the other PRPs) of any remediation that may be agreed upon. The Company is also reviewing available defenses and claims it may have against third parties.

(I)  LONG-TERM FINANCING OBLIGATIONS


Long-term financing obligations consisted of the following (in thousands):



                                                             Dec. 31,  June 30,   June 30,
                                                               1997      1997       1996
------------------------------------------------------------------------------------------
10% note due in installments through October 1997, net of
  unamortized discount of $ -, $3 and $13, respectively,
  based upon imputed interest rate of 13%                       $   -     $ 347      $ 687
Less current maturities, net of unamortized discount
  of $ -, $3 and $10, respectively                                  -      (347)      (340)
------------------------------------------------------------------------------------------
Total long-term financing obligations                           $   -     $   -      $ 347
==========================================================================================

The remaining principal balance of long-term debt was paid in October 1997 in the amount of $350,000. The carrying value of this debt approximated the fair market value.

     The Company has a $35.0 million revolving credit agreement with two domestic banks which expires in March 1999. The credit agreement provides for interest based on fixed spreads over specified index rates and for commitment fees based on a combination of the unused portion of the total line of credit and cash balances. The credit agreement, which covers short-term borrowings and the issuance of letters of credit, is collateralized by substantially all of the Company's assets and requires the Company to maintain financial covenants pertaining to net worth, leverage and cash flow. Additionally, there are limitations on other indebtedness and investments, and cash dividends are prohibited. The carrying value of these borrowings approximates the fair market value of the debt.

     At December 31, 1997, short-term borrowings of $10.0 million and letters of credit of $0.4 million were outstanding. At June 30, 1997, short-term borrowings of $4.5 million and letters of credit of $5.4 million were outstanding compared to short-term borrowings and letters of credit outstanding at June 30, 1996 of $5.0 million and $5.4 million, respectively. The weighted average interest rates on the short-term borrowings outstanding at December 31, 1997, June 30, 1997 and June 30, 1996 were 8.04%, 8.50% and 7.77%, respectively.

(J)  STOCK PLANS

The Company presently has three plans under which stock options or shares may be granted: the 1991 Non-Qualified Stock Option Plan for Non-Employee Directors (the "1991 Directors' Plan"), the Amended and Restated 1995 Stock Incentive Plan for key employees (the "1995 Stock Incentive Plan") and the 1997 Equity Plan for Non-Employee Directors of Playboy Enterprises, Inc., as Amended (the "1997 Directors' Plan"). Previously, stock options were also granted under the 1989 Stock Option Plan (the "1989 Option Plan"). At this time, however, there are no shares available for future grant under this plan.

     The 1989 Option Plan authorized the grant of nonqualified stock options to key employees to purchase up to 342,500 shares of Class A common stock ("Class A stock") and 1,027,500 shares of Class B common stock ("Class B stock") at a price that was equal to the fair market value at date of grant. The remaining 103,000 Class B options available for future grants under the 1989 Option Plan were transferred into the 1995 Stock Incentive Plan and the remaining 175,100 Class A options were canceled.

     The 1991 Directors' Plan provides for the grant of nonqualified stock options to each nonemployee director to purchase shares of Class B stock at a price that is equal to the fair market value at date of grant. Options to purchase an aggregate of 80,000 shares of Class B stock may be granted under the 1991 Directors' Plan.

     The 1995 Stock Incentive Plan provides for the grant of nonqualified and incentive stock options, shares of restricted stock and deferred stock and other performance-based equity awards. Non-Qualified Stock Option, Incentive Stock Option and Restricted Stock Agreements are presently outstanding under the 1995 Stock Incentive Plan. The 1995 Stock Incentive Plan authorizes the issuance of a total of 1,803,000 shares of Class B stock, which includes the previously mentioned 103,000 shares that were transferred from the 1989 Option Plan and an additional 600,000 shares approved by shareholders of the Company in November 1996. The Non-Qualified and Incentive Stock Option Agreements authorize the grant of options to key employees to purchase shares of Class B stock at a price that is not less than the fair market value at date of grant. The Restricted Stock Agreements provide for the issuance of Class B stock to key employees subject to certain restrictions that lapse upon the Company meeting specified operating income objectives pertaining to a fiscal year. Such operating income objectives are set at $7.5 million, $10.0 million, $15.0 million and $20.0 million, after related expenses. However, vesting requirements for certain restricted stock grants will lapse automatically for any remaining restricted stock on June 30, 2005. The first two operating income objectives of $7.5 million and $10.0 million were met in fiscal years 1996 and 1997, respectively, and 121,564 and 115,939 shares of restricted stock vested in August 1996 and 1997, respectively. The remaining two operating income objectives of $15.0 million and $20.0 million were not met in the transition period, and as a result, no additional shares of restricted stock have vested and thus no related compensation expense has been recognized. Compensation expense recognized in fiscal years 1995, 1996 and 1997 in connection with the 1995 Stock Incentive Plan was $228,000, $972,000 and $1,078,000, respectively.

     In November 1996, the Board authorized the grant of nonqualified stock options to purchase a total of 20,000 shares of the Company's Class B stock to two nonemployee directors under no specific plan (the "Board Grant"). The resolution provided for the grant of these options at a price equal to the fair market value at date of grant.

     In September 1997, the Board adopted the 1997 Directors' Plan, which was approved by shareholders of the Company in November 1997. The 1997 Directors' Plan authorizes the issuance of a total of 200,000 shares of Class B stock and
(i) authorizes the grant of stock options, shares of restricted stock and stock awards to nonemployee directors of the Company, (ii) provides for the receipt by such directors of all compensation (other than deferred compensation) paid to them for attendance at Board and committee meetings in the form of shares of Class B stock, and (iii) authorizes such directors to elect to receive up to 100% of their annual retainer in the form of shares of Class B stock. The exercise price of options granted to nonemployee directors under the 1997 Directors' Plan must equal or exceed the fair market value at date of grant. As of December 31, 1997, no stock options or stock awards had been granted, however, 25,000 shares of Class B stock had been granted as restricted stock awards under the 1997 Directors' Plan. The restricted stock awards are subject to certain restrictions that lapse upon the Company meeting specified operating income objectives pertaining to a fiscal year. Such operating income objectives are set at $15.0 million and $20.0 million, after related expenses, upon attainment of which the restrictions lapse as to 30% and 70% of the shares of restricted stock, respectively. However, vesting requirements for the restricted stock grants will lapse automatically for any remaining restricted stock on July 1, 2007. As previously discussed, the operating income objectives of $15.0 million and $20.0 million were not met in the transition period, and as a result, no shares of restricted stock have vested and thus no related compensation expense has been recognized in connection with the 1997 Directors' Plan.

     Stock options under all of the plans discussed above are generally for a term of ten years and are generally exercisable in cumulative annual installments of 25% each year, beginning on the first anniversary of the date such options were initially granted. At December 31, 1997, options to purchase 115,000 shares of Class A stock and 624,940 shares of Class B stock were exercisable under the 1989 Option Plan, options to purchase 25,000 shares of Class B stock were exercisable under the 1991 Directors' Plan, options to purchase 227,500 shares of Class B stock were exercisable under the 1995 Stock Incentive Plan and options to purchase 5,000 shares of Class B stock were exercisable under the Board Grant. The Board has reserved treasury shares for issuance upon exercise of options under the 1989 Option Plan and the Board Grant. Shares issued upon exercise of options granted or shares awarded under the 1991 Directors' Plan, the 1995 Stock Incentive Plan and the 1997 Directors' Plan may be either treasury shares or newly issued shares. At December 31, 1997, a total of 548,625 shares of Class B stock were available for future grants under the 1991 Directors' Plan, the 1995 Stock Incentive Plan and the 1997 Directors' Plan combined. Stock option transactions are summarized as follows:



---------------------------------------------------------------------------------
Stock Options Outstanding
---------------------------------------------------------------------------------
                                                                 Weighted Average
                                          Shares                 Exercise Price
---------------------------------------------------------------------------------
                                    Class A     Class B          Class A  Class B
---------------------------------------------------------------------------------
Outstanding at June 30, 1994        176,600     993,750             6.35     6.58
Granted                                   -     496,250                -     9.28
Exercised                            (4,500)    (20,000)            6.69     5.61
Canceled                            (22,100)   (161,250)            6.69     6.96
-------------------------------------------------------
Outstanding at June 30, 1995        150,000   1,308,750             6.29     7.59
Granted                                   -      40,000                -     9.31
Exercised                           (35,000)   (159,750)            4.88     4.84
Canceled                                  -     (42,500)               -     9.13
-------------------------------------------------------
Outstanding at June 30, 1996        115,000   1,146,500             6.72     7.97
Granted                                   -     477,500                -    13.87
Exercised                                 -     (57,500)               -     7.55
Canceled                                  -     (51,250)               -    12.72
-------------------------------------------------------
Outstanding at June 30, 1997        115,000   1,515,250             6.72     9.74
Granted                                   -      70,000                -    15.03
Exercised                                 -     (15,000)               -     7.96
Canceled                                  -           -                -        -
-------------------------------------------------------
Outstanding at December 31, 1997    115,000   1,570,250             6.72     9.99
=================================================================================

The weighted average exercise prices for Class A and Class B exercisable options at June 30, 1995 were $6.28 and $6.38, respectively, and at June 30, 1996 were $6.72 and $7.36, respectively. The weighted average exercise prices for Class A and Class B exercisable options at June 30, 1997 were $6.72 and $7.59, respectively. The following table summarizes information regarding stock options at December 31, 1997:


                          Options Outstanding         Options Exercisable
                    -------------------------------  ---------------------
                                 Weighted  Weighted               Weighted
                                  Average   Average                Average
Range of                Number  Remaining  Exercise       Number  Exercise
Exercise Prices    Outstanding       Life     Price  Exercisable     Price
--------------------------------------------------------------------------
Class A
$6.69-$7.38            115,000       2.04      6.72      115,000      6.72

Class B
$5.38-$8.88            687,750       3.43      7.15      654,940      7.11
$9.38-$12.38           512,500       7.23     10.33      198,750      9.94
$13.31-$16.23          370,000       9.02     14.78       28,750     14.84
--------------------------------------------------------------------------
Total Class B        1,570,250       5.99      9.99      882,440      8.00


The following table summarizes transactions related to restricted stock awards:


Restricted Stock Awards Outstanding
------------------------------------------------------------------------------
                                                                      Class B
------------------------------------------------------------------------------
Outstanding at June 30, 1994                                                -
Awarded                                                               516,250
Vested                                                                      -
Canceled                                                                    -
-----------------------------------------------------------------------------
Outstanding at June 30, 1995                                          516,250
Awarded                                                                20,000
Vested                                                                      -
Canceled                                                              (50,000)
-----------------------------------------------------------------------------
Outstanding at June 30, 1996                                          486,250
Awarded                                                                68,750
Vested                                                               (121,564)
Canceled                                                              (28,125)
-----------------------------------------------------------------------------
Outstanding at June 30, 1997                                          405,311
Awarded                                                                37,500
Vested                                                               (115,939)
Canceled                                                                    -
-----------------------------------------------------------------------------
Outstanding at December 31, 1997                                      326,872
=============================================================================

Effective July 1, 1996 the Company established an Employee Stock Purchase Plan (the "Purchase Plan") to provide substantially all regular full- and part-time employees an opportunity to purchase shares of its Class B stock through payroll deductions up to the lower of 10% of base salary, or $25,000 of fair market value of Class B stock per calendar year (as required by the Internal Revenue Service). The funds are withheld and then used to acquire stock on the last trading day of each quarter, based on the closing price less a 15% discount. Under the Purchase Plan, shares issued upon purchase may be either treasury shares or newly issued shares and a total of 50,000 shares are available for purchase. During fiscal year 1997 and the transition period, approximately 19,000 and 8,000 shares, respectively, of Class B stock were sold to employees under the Purchase Plan.

     Stock options and shares issued under the Purchase Plan are accounted for under Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations. Accordingly, no compensation expense has been recognized related to these options and shares. Under Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation ("Statement 123"), compensation expense is measured at the grant date based on the fair value of the award and is recognized over the vesting period. The Company has adopted the disclosure-only provisions of Statement 123. Had compensation expense for these options and shares been determined consistent with Statement 123, the Company's net income and basic and diluted EPS would have been reduced to the following pro forma amounts (in thousands, except per share amounts):



                                       Six Months  Fiscal Year   Fiscal Year
                                            Ended        Ended         Ended
                                         12/31/97      6/30/97*      6/30/96*
-----------------------------------------------------------------------------
Net income
  As reported                           $   1,065     $ 21,394      $  4,252
  Pro forma                                   641       20,981         4,227
Basic EPS
  As reported                                0.05         1.05          0.21
  Pro forma                                  0.03         1.03          0.21
Diluted EPS
  As reported                                0.05         1.03          0.21
  Pro forma                             $    0.03     $   1.01      $   0.21
-----------------------------------------------------------------------------

* Certain reclassifications have been made to conform to the current presentation.

The fair value of each option grant was estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions:



                                      Six Months    Fiscal Year     Fiscal Year
                                         Ended         Ended           Ended
                                       12/31/97        6/30/97         6/30/96
-------------------------------------------------------------------------------
Risk-free interest rate                  6.14%          6.56%           5.98%
Expected stock price volatility         40.07%         40.00%          40.00%
Expected dividend yield                     -              -               -
-------------------------------------------------------------------------------

For fiscal years 1996 and 1997 and the transition period, an expected life of six years was used for all of the stock options except one as noted below, and the weighted average fair value of options granted was $4.55, $6.87 and $7.35, respectively. For a certain incentive stock option granted in fiscal year 1997 with a shorter term, an expected life of five years was used, and the weighted average fair value of that option granted was $6.17. For fiscal years 1996 and 1997 and the transition period, the weighted average fair value of restricted stock awarded was $8.88, $13.67 and $14.05, respectively.

     The pro forma effect on net income for fiscal years 1996 and 1997 and the transition period may not be representative of the pro forma effect on net income in future years as the Statement 123 method of accounting for pro forma compensation expense has not been applied to options granted prior to July 1, 1995.

(K)  ACQUISITIONS

On March 29, 1996 the Company acquired an additional 45% interest in VIPress for approximately $315,000, including approximately $85,000 in acquisition costs. Subsequent to this purchase, the Company owned 90% of the capital stock of VIPress. The acquisition was accounted for under the purchase method and, accordingly, the results of VIPress since the date of acquisition have been included in the Company's Consolidated Statements of Operations. Prior to acquiring the additional 45% interest, the investment was accounted for under the equity method and as such, the Company's proportionate share of net income or loss from VIPress prior to the acquisition was included in nonoperating income or expense. The acquisition resulted in goodwill of approximately $106,000 which is being amortized over five years. The Company's interest in VIPress may be reduced to a minimum of 80% by the end of calendar year 2000 as a result of shares that may be sold for a nominal amount to two managing minority partners generally pursuant to an incentive plan that requires certain performance objectives to be met. At December 31, 1997 the Company's interest in VIPress was 86%. Pro forma results reflecting this acquisition, assuming it had been made at the beginning of each period presented prior to the acquisition, would not be materially different from the results reported.

     The Company owns a 20% interest and has an option to acquire the remaining 80% interest in duPont at a price based on fair market value as of December 31, 1999. duPont is the publisher of three duPont Registry magazines: A Buyers Gallery of Fine Automobiles, A Buyers Gallery of Fine Homes and A Buyers Gallery of Fine Boats. Previously, the Company was required to make loans to duPont to fund its working capital requirements. These loans, with an interest rate of 1% over the prime rate, amounted to $125,000 at June 30, 1996 and were paid off by June 30, 1997.

(L)  CONSOLIDATED STATEMENTS OF CASH FLOWS

Cash paid for interest and income taxes was as follows (in thousands):

                  Six Months    Fiscal Year    Fiscal Year    Fiscal Year
                    Ended          Ended          Ended          Ended
                  12/31/97        6/30/97        6/30/96        6/30/95
-------------------------------------------------------------------------
Interest           $  268         $  480         $  610          $  774
Income taxes       $1,545         $2,293         $1,851          $1,064
-------------------------------------------------------------------------

(M)  LEASE COMMITMENTS

The Company's principal lease commitments are for office space, a satellite transponder used in its domestic pay television operations, and furniture and equipment. The office leases provide for the Company's payment of its proportionate share of operating expenses and real estate taxes in addition to monthly base rent.

     The Company's corporate headquarters were under terms of a 15-year lease, which commenced September 1, 1989. In August of 1996 the Company renegotiated this lease on more favorable terms, including a lower base rent which will result in savings of approximately $2.0 million over the initial term of the lease, combined with the Company obtaining certain expansion options in the building. Further, the lease term was extended three years to 2007, with a renewal option for an additional five years. The Entertainment Group's Los Angeles office is under terms of a ten-year lease, which commenced April 1, 1992. The Publishing Group's New York office is under a lease with a term of approximately 11 years, which commenced April 1, 1993. The Publishing Group's Los Angeles photo studio is under terms of a ten-year lease, which commenced January 1, 1994. These leases provide for base rent abatements; however, rent expense is being charged to operations on a straight-line basis over the terms of the leases. This resulted in liabilities of $5.3 million, $5.4 million and $5.7 million at December 31, 1997, June 30, 1997 and June 30, 1996, respectively, which are included in "Other noncurrent liabilities" in the Consolidated Balance Sheets. In addition, during fiscal year 1993, the Company entered into a five-year lease for the Catalog Group's suburban Chicago operations facility. Due to the growth of the catalog business, the Company began leasing a new larger facility in the same Chicago suburb under a 10 1/2 year lease, which commenced June 1, 1997. The lease under the previous facility was terminated early as of August 31, 1997.

     In December 1992, the Company executed a lease for its current satellite transponder that became effective January 1, 1993. This operating lease is for a term of approximately nine years and includes a purchase option. A $5.0 million letter of credit was issued under the Company's revolving line of credit for the benefit of the lessor to collateralize the Company's obligations under this lease. Based upon the achievement in fiscal year 1997 of certain criteria related to financial results, this letter of credit was irrevocably released effective December 31, 1997.

     The Company leases certain furniture and equipment for use in its operations. The leases are for terms of two to five years and generally include end-of-lease purchase options.

     Rent expense for the transition period and fiscal years 1997, 1996 and 1995 was $5,232,000 $9,611,000, $9,177,000 and $8,854,000, respectively. There was no contingent rent expense or sublease income in any of these periods.

     The minimum commitments at December 31, 1997, under operating leases with noncancelable terms in excess of one year, were as follows (in thousands):

                                                            Operating
Calendar year ending December 31                              Leases
---------------------------------------------------------------------
1998                                                          $ 9,793
1999                                                            9,051
2000                                                            8,561
2001                                                            7,834
2002                                                            4,474
Later years                                                    13,321
---------------------------------------------------------------------
Total minimum lease payments                                  $53,034
=====================================================================

(N)  CABLE TELEVISION

Effective April 1, 1986, the Company assumed marketing and distribution responsibilities for The Playboy Channel and other North American Playboy pay television products (the "Service") from its former distributor, Rainbow Programming Services Company ("Rainbow"). The termination agreement provided for the assignment to the Company of all distribution contracts with cable system operators and others that carried the Service.

     Under the termination agreement, Rainbow was to receive a monthly royalty of 5% of revenues received by the Company for the Service, subject to a minimum royalty based on number of subscribers, as long as the Service is in operation. These royalty payments were discontinued April 30, 1996, when the agreement ended. The agreement provided for noncompetition in the North American distribution and production of an adult-oriented pay television service by Rainbow as long as royalty payments were being made.

(O)  SEGMENT INFORMATION

The five industry segments in which the Company currently operates are as follows: Publishing, Entertainment, Product Marketing, Casino Gaming and Catalog. Publishing Group operations include the publication of Playboy magazine; other domestic publishing businesses, comprising newsstand specials, calendars and new media and ancillary businesses; and the licensing of international editions of Playboy magazine. Entertainment Group operations include the production and marketing of programming through Playboy TV, other domestic television, international television and worldwide home video businesses as well as the worldwide distribution of programming through AdulTVision and the co-production of feature movies. Product Marketing Group operations include licensing the manufacture, sale and distribution of consumer products carrying one or more of the Company's trademarks and the licensing of artwork owned by the Company. Casino Gaming Group operations include development costs for the Rhodes Casino and other potential casino gaming ventures. Catalog Group operations include the direct marketing of three catalogs: Critics' Choice Video, Collectors' Choice Music and Playboy, combined with the marketing of products through their respective online services, CCVideo, CCMusic and the Playboy Store. Financial information relating to industry segments for the transition period and fiscal years 1997, 1996 and 1995 is presented on page 28 of this Form 10-K Transition Report and is an integral part of these consolidated financial statements.

(P)  EMPLOYEE BENEFIT PLAN

The Company's Employees Investment Savings Plan is a defined contribution plan consisting of two components, a profit sharing plan and a 401(k) plan. The profit sharing plan covers all employees who have completed 12 months of service of at least 1,000 hours. The Company's discretionary contribution to the profit sharing plan is distributed to each eligible employee's account in an amount equal to the ratio of each eligible employee's compensation, subject to Internal Revenue Service limitations, to the total compensation paid to all such employees. Contributions for the transition period and fiscal years 1997, 1996 and 1995 were approximately $275,000, $1,035,000, $620,000 and $200,000, respectively.

     Eligibility for the 401(k) plan is either upon date of hire or after an employee has completed 12 months of service of at least 1,000 hours, depending on the employee's annual salary. The Company makes matching contributions to the 401(k) plan based on each participating employee's contributions and eligible compensation. In the transition period and fiscal years 1997, 1996 and 1995, the maximum matching contributions were 3 1/2%, 3 1/2%, 2 3/4% and 2 3/4%, respectively, of each employee's eligible compensation, subject to Internal Revenue Service limitations. For calendar year 1998, the maximum match will be 3 1/2% of such compensation. The Company's matching contributions for the transition period and fiscal years 1997, 1996 and 1995 related to this plan were approximately $455,000, $920,000, $630,000 and $630,000, respectively.

     Effective October 1, 1992, the Company established a Deferred Compensation Plan, which permits certain employees and directors to annually elect to defer a portion of their compensation. The Deferred Compensation Plan is available to approximately 60 of the Company's most highly compensated employees and all nonemployee directors. Employee participants could defer between 5% and 15% (in 1% increments) of salary, and up to 50% (in 10% increments) of payments due under Executive Incentive Compensation Plans or sales commissions. Directors could defer between 25% and 100% (in 25% increments) of their annual retainer and meeting fees paid in cash. Amounts deferred under this plan are credited with interest each quarter at a rate equal to the preceding quarter's average composite yield on corporate bonds as published by Moody's Investor's Service, Inc. ("Moody's"). All amounts deferred and interest credited are 100% vested immediately and are general unsecured obligations of the Company. Such obligations totaled $1,722,000, $1,540,000 and $1,186,000 at December 31, 1997,
June 30, 1997 and June 30, 1996, respectively, and are included in "Other noncurrent liabilities" in the Consolidated Balance Sheets.

     Effective January 1, 1998, the Company amended its Deferred Compensation Plan, which increased the maximum deferral percentages and added new investment alternatives as well as a Company match on certain contributions. Employee participants may now defer between 6% and 25% (in 1% increments) of salary, and up to 100% (in 10% increments) of payments due under Executive Incentive Compensation Plans or sales commissions. Directors may now also defer Company stock portions of their annual retainer in 25% increments up to 100% and 100% of their meeting fees. Five mutual fund options, in addition to the Moody's corporate bond rate, are now available to all participants for their cash deferrals. A Company match is provided to employees who participate in the Deferred Compensation Plan and whose annual eligible earnings exceed the salary limitation contained in the 401(k) plan.

(Q)  CONTINGENCIES

Playboy TV's cable programming is delivered primarily through a communications satellite transponder. The Company's current transponder lease, effective January 1, 1993, contains protections typical in the industry against transponder failure, including access to spare transponders on the same satellite as well as transponders on another satellite currently in operation. Access to the transponder may be denied under certain narrowly defined circumstances relating to violations of law or threats to revoke the license of the satellite owner to operate the satellite based on programming content. However, the Company has the right to challenge any such denial and believes that the transponder will continue to be available to it through the end of the expected life of the satellite (currently estimated to be in 2004). The Company's current lease term expires October 30, 2001.

     In February 1996, the Company filed suit challenging Section 505 which, among other things, regulates the cable transmission of adult programming, such as the Company's domestic pay television programs. Management believes that the Company's revenues attributable to its domestic pay television cable services will continue to be materially adversely affected as a result of enforcement of
Section 505, which commenced May 18, 1997, due to reduced buy rates from the systems that roll back carriage to a 10:00 p.m. start time, subscriber declines and reduced carriage from cable operators due to aggressive competition for carriage from all program suppliers. The Company has estimated that the Entertainment Group's calendar year 1998 revenues will be reduced by approximately $3.5 million, and approximately $25 million (at present value at 6%) over the next ten years, due to Section 505. These amounts do not take into account the loss of revenues due to the slowing of access to new homes and of upgrading of old homes from ten to 24 hours.

     The Company believes that it has established adequate reserves in connection with the General Notice received from the EPA in January 1993 related to its discontinued resort hotel operations. See Note H.

(R)  QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

The following is a summary of the unaudited quarterly results of operations for the transition period and fiscal years 1997 and 1996 (in thousands, except per share amounts):

                                                               Quarters Ended           Six Months
                                                          -------------------------          Ended
Six-Month Transition Period Ended December 31, 1997          Sept. 30       Dec. 31       12/31/97
--------------------------------------------------------------------------------------------------
Net revenues                                                  $68,214     $  81,327       $149,541
Gross profit                                                   11,121        11,762         22,883
Operating income                                                2,328         2,131          4,459
Income before cumulative effect of
  change in accounting principle                                1,095         1,047          2,142
Net income (loss)                                               1,095           (30)         1,065
Basic and diluted EPS
  Income before cumulative effect of
     change in accounting principle                              0.05          0.05           0.10
  Net income                                                     0.05             -           0.05
Common stock price
  Class A high                                                 13 7/8        15 1/8
  Class A low                                                  10 3/8       12 3/16
  Class B high                                                 15 3/8      16 11/16
  Class B low                                                 $10 3/4     $  13 1/2


                                               Quarters Ended                  Fiscal Year
                                   -------------------------------------        Ended
Fiscal Year Ended June 30, 1997    Sept. 30    Dec. 31  Mar. 31  June 30      6/30/97
-------------------------------------------------------------------------------------
Net revenues                        $66,224    $79,779  $73,247  $77,373     $296,623
Gross profit                          9,963     13,978   14,394   13,265       51,600
Operating income                      2,429      5,265    4,667    3,384       15,745
Net income                            1,037      2,825    2,510   15,022       21,394
Basic EPS                              0.05       0.14     0.12     0.74         1.05
Diluted EPS                            0.05       0.14     0.12     0.72         1.03
Common stock price
  Class A high                       14 7/8     12 1/2   15 5/8       15
  Class A low                        12 1/4      9 5/8    9 1/2   10 7/8
  Class B high                       15 1/4     12 3/4   16 3/8       16
  Class B low                       $12 1/8    $ 9 1/2  $ 9 3/8  $11 1/4


                                            Quarters Ended                Fiscal Year
                                   -------------------------------------        Ended
Fiscal Year Ended June 30, 1996    Sept. 30    Dec. 31  Mar. 31  June 30      6/30/96
-------------------------------------------------------------------------------------
Net revenues                        $62,263    $71,618  $66,257  $76,449     $276,587
Gross profit                          8,579     11,120    9,555   13,086       42,340
Operating income                      1,440      2,854    1,835    3,364        9,493
Net income                            1,012      1,138      676    1,426        4,252
Basic and diluted EPS                  0.05       0.06     0.03     0.07         0.21
Common stock price
  Class A high                        9 5/8      9 1/2       11   15 3/4
  Class A low                         7 7/8      8 5/8    8 3/8       10
  Class B high                        9 3/8      9 1/4   11 1/8   16 1/2
  Class B low                       $ 7 3/8    $ 7 1/2  $ 7 1/2  $ 9 7/8

The net loss for the quarter ended December 31, 1997 includes a charge of $1,077 reported as "Cumulative effect of change in accounting principle" as a result of the Company's early adoption of a Statement of Position, Reporting on the Costs of Start-Up Activities. See Note C.

Net income for the quarter ended June 30, 1997 includes a federal income tax benefit of $13,486 related to net operating loss and tax credit carryforwards. See Note B.

(S)  SUBSEQUENT EVENT

On February 4, 1998, the Company and Spice announced an agreement whereby the Company will acquire all of the outstanding shares of Spice, subject to the satisfactory completion of the items discussed below. For each share of Spice stock, shareholders will receive the sum of $3.60 in cash and approximately
0.1524 shares of the Company's Class B stock. The total transaction value, including the assumption of debt, is expected to be approximately $95 million. It is expected that the acquisition will be accounted for under the purchase method of accounting. The Company expects to initially finance the cash portion of the purchase price through a new bank credit agreement.

     Under the terms of the agreement, Spice's shareholders will retain ownership of Spice's digital operations center, its option to acquire the outstanding stock of Emerald Media, Inc., a provider of adult entertainment in the C-Band market, and certain rights to a library of adult films. Spice's domestic networks, Spice and Adam & Eve, reached approximately 21.5 million households at September 30, 1997 and reported revenues of $22.0 million for the 12 months ended September 30, 1997.

     Consummation of the proposed transaction is subject to due diligence review, receipt of necessary government approvals, definitive documentation, working capital and tax adjustments, approval by the Board of Directors of the Company and Spice and the shareholders of Spice, receipt of a fairness opinion by Spice and other customary closing conditions. Closing of the transaction is expected to occur during the second quarter of calendar year 1998, however, there is no assurance that any definitive agreement regarding the sale of Spice will be reached or that the transaction will be completed.

REPORT OF INDEPENDENT ACCOUNTANTS

To the Shareholders and Board of Directors
Playboy Enterprises, Inc.

     We have audited the accompanying consolidated balance sheets of Playboy Enterprises, Inc. and its Subsidiaries as of December 31, 1997, June 30, 1997 and June 30, 1996, and the related consolidated statements of operations, shareholders' equity and cash flows for the six-month transition period ended December 31, 1997, and for each of the three fiscal years in the period ended June 30, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statements based on our audits.

     We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Playboy Enterprises, Inc. and its Subsidiaries as of December 31, 1997, June 30, 1997 and June 30, 1996, and the consolidated results of their operations and their cash flows for the six-month transition period ended December 31, 1997, and for each of the three fiscal years in the period ended June 30, 1997, in conformity with generally accepted accounting principles.

     As discussed in Note C to the Consolidated Financial Statements, the Company changed its method of recognizing costs related to start-up activities in the six-month transition period ended December 31, 1997.

Coopers & Lybrand L.L.P.


Chicago, Illinois
February 4, 1998

REPORT OF MANAGEMENT

     The consolidated financial statements and all related financial information herein are the responsibility of the Company. The financial statements, which include amounts based on judgments, have been prepared in accordance with generally accepted accounting principles. Other financial information in this Form 10-K Transition Report is consistent with that in the financial statements.

     The Company maintains a system of internal controls that it believes provides reasonable assurance that transactions are executed in accordance with management's authorization and are properly recorded, that assets are safeguarded and that accountability for assets is maintained. The system of internal controls is characterized by a control-oriented environment within the Company, which includes written policies and procedures, careful selection and training of personnel, and internal audits.

     Coopers & Lybrand L.L.P., independent accountants, have audited and reported on the Company's consolidated financial statements. Their audits were performed in accordance with generally accepted auditing standards.

     The Audit Committee of the Board of Directors, composed of three nonmanagement directors, meets periodically with Coopers & Lybrand L.L.P., management representatives and the Company's internal auditor to review internal accounting control and auditing and financial reporting matters. Both Coopers & Lybrand L.L.P. and the internal auditor have unrestricted access to the Audit Committee and may meet with it without management representatives being present.

Christie A. Hefner
Chairman of the Board and Chief Executive Officer
(Principal Executive Officer)

Linda Havard
Executive Vice President, Finance and Operations, and Chief Financial Officer
(Principal Financial and Accounting Officer)

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

None
                                    PART III

Item 10. Directors and Executive Officers of the Registrant

Christie A. Hefner
Term Expires 1999
Director since 1979
Chairman of the Board and
Chief Executive Officer
Age 45

     Ms. Hefner was appointed Chairman of the Board and Chief Executive Officer of the Company in November 1988. From September 1986 to November 1988, she was Vice Chairman of the Board, President and Chief Operating Officer. From February 1984 to September 1986, she was President and Chief Operating Officer; she had been President since April 1982. From January 1978 to April 1982, she was a Corporate Vice President. She joined the Company in 1975 as Special Assistant to the Chairman of the Board. Ms. Hefner is also a member of the Board of Directors of Sealy Corporation. Ms. Hefner is the daughter of Mr. Hugh M. Hefner, Editor-in-Chief.

Dennis S. Bookshester
Term Expires 1999
Director since 1990
Age 59

     Mr. Bookshester has been Chairman of the Board of Cutanix Corporation, a company principally engaged in scientific skin research, since November 1997. Prior to his current position, Mr. Bookshester was an independent business consultant. From December 1990 to May 1991, he served as Chief Executive Officer of Zale Corporation, a company principally involved in the retail sale of jewelry. Mr. Bookshester was Corporate Vice Chairman, Chairman and Chief Executive Officer of the Retail Group of Carson Pirie Scott & Co., positions which he held from 1984 to 1989. In addition, Mr. Bookshester is a member of the Board of Directors of Evans, Inc., Fruit of the Loom, Inc., Sundance Homes and Arthur Treachers, Inc. Mr. Bookshester is on the Visiting Committee of the University of Chicago Graduate School of Business. Mr. Bookshester is Chairman of the Audit Committee of the Board and is a member of the Compensation Committee of the Board.

David I. Chemerow
Term Expires 1999
Director since 1996
Age 46

     Mr. Chemerow has been Executive Vice President and Chief Operating Officer of GT Interactive Software Corp., a company principally engaged in publishing computer games, since May 1997. Prior to that he was Executive Vice President and Chief Financial Officer of ENTEX Information Services, Inc., a company principally involved in personal computer systems integration, from April 1996. Prior to joining ENTEX, he was Executive Vice President, Finance and Operations, and Chief Financial Officer of the Company from 1990. From 1988 to 1990, he served as President of Beechwood Capital Corporation, an investment company involved in acquiring and operating businesses. Mr. Chemerow is also a member of the Board of Directors of Dunham's Athleisure Corporation. Mr. Chemerow is a member of the Audit Committee of the Board.

Donald G. Drapkin
Term Expires 1999
Director since July 1997
Age 50

     Mr. Drapkin has been Vice Chairman and Director of MacAndrews & Forbes Holdings Inc. since March 1987. Prior to his current position, Mr. Drapkin was a partner in the New York law firm of Skadden, Arps, Slate, Meagher & Flom from 1977 to 1987. In addition, Mr. Drapkin serves as Director of Algos Pharmaceutical Corporation, BlackRock Asset Investors, Cardio Technologies, Inc., The Coleman Company, Inc., Coleman Worldwide Corporation, The Cosmetic Center, Inc., Genta, Inc., Revlon Consumer Products Corporation, Revlon, Inc., Revlon Worldwide Corporation, VIMRx Pharmaceuticals Inc. and Weider Nutrition International Inc. Mr. Drapkin is a member of the Compensation Committee of the Board.

Sol Rosenthal
Term Expires 1999
Director since 1985
Age 63

     Mr. Rosenthal has been Of Counsel to the Los Angeles law firm of Blanc Williams Johnston & Kronstadt, L.L.P. since May 1996. Prior to that he was a senior partner in the law firm of Buchalter, Nemer, Fields & Younger from 1974 through April 1996. He has served as an Arbitrator in entertainment industry disputes since 1977 and as the Writers Guild-Association of Talent Agents Negotiator since 1978. Mr. Rosenthal is a former member of the Board of Governors, Academy of Television Arts & Sciences, on which he served from 1990 to 1992; he is a former President of the Beverly Hills Bar Association and a former President of the Los Angeles Copyright Society. In addition, Mr. Rosenthal is a Director of Artista Management, A.G. Mr. Rosenthal is Chairman of the Compensation Committee of the Board.

Richard S. Rosenzweig
Term Expires 1999
Director since 1973
Executive Vice President
Age 62

     Mr. Rosenzweig has been Executive Vice President of the Company since November 1988. From May 1982 to November 1988, he was Executive Vice President, Office of the Chairman, and from July 1980 to May 1982, he was Executive Vice President, Corporate Affairs. Before that, from January 1977 to June 1980, he had been Executive Vice President, West Coast Operations. His other positions with the Company have included Executive Vice President, Publications Group, and Associate Publisher, Playboy magazine. He has been with the Company since 1958.

Sir Brian Wolfson
Term Expires 1999
Director since 1996
Age 62

     Sir Brian Wolfson has been Chairman of Global Health Alternatives Inc., a company principally involved in health products, since October 1995. From January 1986 to June 1995, he served as Chairman of Wembley plc., a company engaged in the sports and entertainment industry. From 1967 to 1970, he served as joint managing director of Granada Group. He is currently a Director of Fruit of the Loom, Inc., Kepner-Tregoe Inc., and Autotote Inc., Chairman of Natural Health Trends, and a governor of the Joseph H. Lauder Institute of the University of Pennsylvania. Sir Brian Wolfson is a member of the Audit Committee of the Board.

Hugh M. Hefner
Editor-in-Chief
Age 71

     Mr. Hefner founded the Company in 1953. He was appointed to his present position in November 1997. From November 1988 to November 1997, he was Chairman Emeritus and Editor-in-Chief. From October 1976 to November 1988 Mr. Hefner served as Chairman of the Board and Chief Executive Officer, and before that he served as Chairman, President and Chief Executive Officer. Mr. Hefner is the father of Ms. Christie A. Hefner, Chairman of the Board and Chief Executive Officer.

Linda Havard
Executive Vice President,
 Finance and Operations,
 and Chief Financial Officer
Age 43

     Ms. Havard was appointed to her present position in May 1997. From August 1982 to May 1997 she held various financial and management positions at Atlantic Richfield Company ("ARCO"). From October 1996 to May 1997 Ms. Havard served as ARCO's Senior Vice President in the Global Energy Ventures division. She also served as ARCO's Vice President of Corporate Planning from January 1994 to December 1996. Her other positions with ARCO included Vice President, Finance, Planning and Control, ARCO Transportation Co. and President, ARCO Pipe Line Co.

Helen Isaacson
Executive Vice President and
 President, Product Marketing Group
Age 51

     Ms. Isaacson was appointed to her present position in October 1997. From January 1997 to October 1997 she served as Executive Vice President of worldwide licensing at the Marvel Comics Group, an entertainment company. From November 1991 to December 1996 Ms. Isaacson served as Senior Vice President of international licensing and merchandising at Turner Home Entertainment, a wholly owned subsidiary of Time Warner, Inc.

Herbert M. Laney
Executive Vice President and
 President, Catalog Group
Age 53

     Mr. Laney was appointed to his present position in December 1996. From September 1995 to December 1996 he served as Senior Vice President and President, Catalog Group. From June 1993 to September 1995 Mr. Laney served as President, Catalog Group. From August 1990 to June 1993 he served as Senior Vice President, Catalog Group. From June 1988 to August 1990 he served as Senior Vice President, Direct Marketing.

Anthony J. Lynn
Executive Vice President and
 President, Entertainment Group
Age 45

     Mr. Lynn was appointed to his present position in June 1992. From 1991 to 1992 he served as President of international television distribution and worldwide pay television at MGM-Pathe Communications Co., where he was Executive Vice President from 1987 to 1991.

Robert J. Perkins
Executive Vice President,
 Chief Marketing Officer
Age 50

     Mr. Perkins was appointed to his present position in October 1996. From March 1995 to September 1996 he served as Senior Vice President of licensing and marketing at Calvin Klein, Inc., a leading producer of designer apparel. From March 1994 to February 1995 Mr. Perkins served as President of Q Direct, a data base marketing subsidiary of QVC Inc. From March 1991 to March 1994 he was Senior Vice President of Marketing at Pizza Hut Inc. and from April 1985 to March 1991 he held a variety of positions, finally as President and Chief Operating Officer, at the New York office of Chiat/Day/Mojo, a distinguished advertising agency.

Garry W. Saunders
Executive Vice President and
 President, Gaming Group
Age 46

     Mr. Saunders was appointed to his present position in March 1998 after serving as an independent consultant to the Company from October 1997. From July 1995 to July 1997 he served as Executive Vice President and Director of Gaming Operations at ITT Caesars World, a casino resort corporation. From February 1994 to July 1995 he served as Executive Vice President and Director of Gaming Operations of ITT Sheraton, a hotel and casino company. From 1987 to 1993 he served as Executive Vice President of the Sands Hotel and Casino in Atlantic City.

Howard Shapiro
Executive Vice President,
 Law and Administration,
 General Counsel and Secretary
Age 50

     Mr. Shapiro was appointed to his present position in May 1996. From September 1989 to May 1996, he served as Executive Vice President, Law and Administration and General Counsel. From May 1985 to September 1989 Mr. Shapiro served as Senior Vice President, Law and Administration and General Counsel. From July 1984 to May 1985 he served as Senior Vice President and General Counsel. From September 1983 to July 1984 he served as Vice President and General Counsel. From May 1981 to September 1983 he served as Corporate Counsel. From June 1978 to May 1981 he served as Division Counsel. From November 1973 to June 1978 he served as Staff Counsel.

Buford F. Smith
Senior Vice President
 and President, New Media Group
Age 54

     Mr. Smith was appointed to his present position in March 1998. From November 1996 until March 1998, Mr. Smith was President of Baywood Enterprises, Inc., a management consulting company. From November 1986 to November 1996, he held various management positions at Reuters America, a leading news and information company, including President of Reuters New Media.

Martha O. Lindeman
Vice President, Corporate
 Communications and
 Investor Relations
Age 47

     Ms. Lindeman was appointed to her present position in March 1992. From 1986 to 1992 she served as Manager of Communications at the Tribune Company, a leading information and entertainment company.

Section 16(a) Beneficial Ownership Reporting Compliance

     Section 16(a) of the Securities Exchange Act of 1934, as amended, requires the Company's officers and directors and persons who own more than 10% of a registered class of the Company's equity securities to file reports of ownership and changes in ownership with the Securities and Exchange Commission ("SEC") and the New York Stock Exchange and Pacific Exchange. Officers, directors and greater than 10% beneficial owners are required by SEC regulations to furnish the Company with copies of all Section 16(a) forms they file. Information regarding reporting compliance with respect to fiscal year 1997 is set forth in the Company's proxy statement for the annual meeting held on November 6, 1997 and is incorporated herein by reference. Based solely on the Company's review of the copies of such forms received by it, or written representations from certain reporting persons that no other reports were required during the transition period, all of the Company's officers, directors and greater than 10% beneficial owners complied with all Section 16(a) filing requirements during the transition period except as follows: Ms. Isaacson filed late a Form 3.

Item 11. Executive Compensation
-------------------------------

     The following tables set forth information regarding the compensation received by the Company's Chief Executive Officer and the other four most highly compensated executive officers, determined from the Company's transition period (the "Named Executive Officers"), and for the last three fiscal years. The first table ("Compensation Earned During and With Respect to Transition
Period") reflects salary and bonus, as well as the value of restricted stock awards and stock options granted in prior years but which vested with respect to or through the indicated transition period or fiscal year. The second and third tables ("Summary Compensation Table" and "Aggregated Option Exercises in Transition Period and Transition Period-End Option Values") are in the format dictated by the applicable rules of the SEC. The Summary Compensation Table reflects salary, bonus and other cash compensation earned in the designated transition period and fiscal years as well as stock options and restricted stock awards granted (without regard to vesting) in such transition period and fiscal years. The third table reflects certain information regarding vested and unvested stock options held as of December 31, 1997 and the value thereof as of such date. No Named Executive Officer exercised any stock options during the transition period.

     Compensation Earned During and With Respect to Transition Period

                                          Annual Compensation                 Vesting of Long-Term Compensation
                                      ----------------------------  ------------------------------------------------------
                                                                                               Transition     Transition
                                                                    Value of     Estimated       Period-        Period-
                                                                     Vested    Tax Liability   End Value of   End Value of
                                                          Other     Class B    with Respect   Class A Stock  Class B Stock
                                                          Annual   Restricted  To Vesting of    Underlying     Underlying
                                                          Compen-    Stock       Restricted     Exercisable   Exercisable
                                       Salary    Bonus    sation     Awards        Stock         Options        Options
Name and Principal Position  Year(1)   ($)(2)     ($)       ($)        ($)          ($)         ($)(3)(4)      ($)(3)(4)
---------------------------  -------  --------  --------  --------  ----------  -------------  -------------  ------------
Christie A. Hefner            1997.5  $249,990                                                    $391,875      $1,706,849
 Chairman of the Board and      1997   499,980  $178,781            $217,969(9)   $70,731(9)       261,250         855,546
  Chief Executive Officer       1996   450,008   337,506             248,438(10)   80,618(10)      446,875       1,410,507
                                1995   467,316   247,006                                            67,969         183,750

Anthony J. Lynn               1997.5   262,496   340,800                                                         1,295,415
 Executive Vice President       1997   524,992   757,700              76,295(9)    27,047(9)                       582,561
  And President,                1996   499,982   380,000              86,960(10)   30,827(10)                    1,047,274
  Entertainment Group           1995   483,318                                                                      10,938

Hugh M. Hefner                1997.5   374,995
 Editor-in-Chief                1997   419,978   106,792
                                1996   399,986   160,000
                                1995   399,600    98,893

Marianne Howatson(5)          1997.5   199,992   120,000
 Executive Vice President       1997    76,921    23,342  $15,000(7)
  And President, Publishing
  Group

Robert J. Perkins(6)          1997.5   199,992                                                                      82,813
 Executive Vice President,      1997   298,450    95,350   60,228(8)
  Chief Marketing Officer

------------------------
(1) The transition period is identified as 1997.5 for purposes of this table and included 13 pay periods.

(2) For fiscal year 1995, base salaries reflect compensation paid over 27 pay periods as compared to fiscal years 1997 and 1996 in which base salaries reflected compensation paid over 26 pay periods.

(3) Value of stock options under the 1989 Option Plan and the 1995 Stock Incentive Plan that were exercisable as of the respective transition period- and year-end are based on the difference between the closing price of Class A Stock or Class B Stock, as applicable, on December 31 of the transition period or on June 30 (or the last business day) of the indicated fiscal year and the exercise price of such option. The closing price of the Class A Stock was $13.875 at December 31, 1997, $11.50 at June 30, 1997, $14.875 at
    June 28, 1996, and $8.00 at June 30, 1995. The closing price of the Class B Stock was $15.6875 at December 31, 1997, $11.5625 at June 30, 1997, $14.75
    at June 28, 1996, and $7.875 at June 30, 1995.

(4) The period-to-period increase or decrease in value of stock underlying exercisable options is a function of both fluctuations in the market price of the Class A Stock and Class B Stock underlying options and the vesting or exercise of options. The following tables reflect, for period-to-period fluctuations in the value of Class A Stock and Class B Stock underlying options, the amount of the fluctuation attributable to appreciation or depreciation in the market value of such stock and the amount of any increase attributable to the vesting of additional options. No Named Executive Officer exercised any stock options during the transition period.

                                             Class A Stock


            1997 to 1997.5 Increase in Value  1996 to 1997 Decrease in Value  1995 to 1996 Increase in Value
            --------------------------------  ------------------------------  ------------------------------
            Appreciation  Vesting             Depreciation  Vesting           Appreciation  Vesting
                 of         of                     of         of                   of         of
Name           Stock      Options  Total         Stock      Options  Total        Stock      Options  Total
----        ------------  -------  -----      ------------  -------  -----    ------------  -------   -----
Ms. Hefner  $130,625        $0   $130,625     $(185,625)         $0  $(185,625)  $378,125     $781    $378,906


                                              Class B Stock


            1997 to 1997.5 Increase in Value  1996 to 1997 Decrease in Value  1995 to 1996 Increase in Value
            --------------------------------  ------------------------------  ------------------------------
            Appreciation  Vesting             Depreciation  Vesting           Appreciation  Vesting
                 of         of                     of         of                   of         of
Name           Stock      Options  Total         Stock      Options  Total        Stock      Options  Total
----        ------------  -------  -----      ------------  -------  -----    ------------  -------   -----
Ms. Hefner  $835,313      $15,990  $851,303   $(645,469)    $90,508  $(554,961)  $1,134,375  $92,382  $1,226,757
Mr. Lynn     712,854        0       712,854    (550,842)     86,129   (464,713)     806,648  229,688   1,036,336
Mr. Perkins        0       82,813    82,813


(5) Ms. Howatson joined the Company in April 1997. Accordingly, compensation information is not provided for periods prior to fiscal year 1997. Ms. Howatson's employment with the Company terminated as of December 31, 1997.

(6) Mr. Perkins joined the Company in October 1996. Accordingly, compensation information is not provided for periods prior to fiscal year 1997.

(7) Represents amounts paid by the Company for Ms. Howatson for negotiation of her employment agreement.

(8) Represents amounts paid by the Company for Mr. Perkins to relocate to Chicago and for tax gross-ups related to such amounts.

(9) Values of vested restricted stock awards are based on the closing price of Class B Stock on August 7, 1997, the date on which restrictions lapsed with respect to 25% of the shares as a result of the Company's annual operating income for fiscal year 1997 exceeding $10.0 million. As a result of such vesting, each of the Named Executive Officers indicated became liable for payment of taxes owed on the value of such vested shares. The Company did not withhold shares of restricted stock to satisfy, or otherwise fund, such tax obligations related to such vesting.

(10) Values of vested restricted stock awards are based on the closing price of Class B Stock on August 5, 1996, the date on which restrictions lapsed with respect to 25% of the shares as a result of the Company's annual operating income for fiscal year 1996 exceeding $7.5 million. As a result of such vesting, each of the Named Executive Officers indicated became liable for payment of taxes owed on the value of such vested shares. The Company did not withhold shares of restricted stock to satisfy, or otherwise fund, such tax obligations related to such vesting.

Summary Compensation Table

     The following table reflects salary, bonus and other cash compensation earned in the transition period and the last three fiscal years as well as stock options and restricted stock awards granted (without regard to vesting) in such transition period and fiscal years.

                                                                                  Long-Term
                                              Annual Compensation             Compensation Awards
                                          ---------------------------      -------------------------
                                                                 Other                     Securities
                                                                 Annual       Class B      Underlying
                                                                Compensa-   Restricted       Options     All Other
                                           Salary     Bonus       tion         Stock         Class B    Compensation
Name and Principal Position      Year(1)   ($)(2)      ($)         ($)      Awards(3)($)    Stock (#)        ($)
-------------------------------  ------   --------   --------   ---------   ------------   ----------   ------------
Christie A. Hefner               1997.5   $249,990                                                      $ 3,709(12)
 Chairman of the Board and         1997    499,980   $178,781                                75,000(8)      11,007
   Chief Executive Officer         1996    450,008    337,506                                                7,721
                                   1995    467,316    247,006                  $684,375      75,000(9)       5,378

Anthony J. Lynn                  1997.5    262,496    340,800                                                2,834(12)
 Executive Vice President          1997    524,992    757,700                                               11,315
   and President,                  1996    499,982    380,000                                                7,683
   Entertainment Group             1995    483,318                              239,531                      5,578

Hugh M. Hefner                   1997.5    374,995                                                           2,389(12)
 Editor-in-Chief                   1997    419,978    106,792                                               11,057
                                   1996    399,986    160,000                                                8,075
                                   1995    399,600     98,893                                                5,026

Marianne Howatson(4)             1997.5    199,992    120,000                                              535,394(12)
 Executive Vice President          1997     76,921     23,342   $15,000(6)      225,000      75,000(10)
   and President, Publishing
   Group

Robert J. Perkins(5)             1997.5    199,982                                                           3,089(12)
 Executive Vice President,         1997    298,450     95,350    60,228(7)      185,625     100,000(11)
   Chief Marketing Officer

------------------------------------------
(1) The transition period is identified as 1997.5 for purposes of this table and included 13 pay periods.

(2) For fiscal year 1995, base salaries reflect compensation paid over 27 pay periods as compared to fiscal years 1997 and 1996 in which base salaries reflected compensation paid over 26 pay periods.

(3) Values of restricted stock awards under the 1995 Stock Incentive Plan shown in the Summary Compensation Table are based on the closing price of Class B Stock on the date of grant. As of December 31, 1997, Ms. Hefner held 75,000 shares of restricted Class B Stock, valued at $1,176,563; Mr. Lynn held 26,250 shares of restricted Class B Stock, valued at $411,797; Ms. Howatson held 15,000 shares of restricted Class B Stock, valued at $235,313 and Mr. Perkins held 15,000 shares of restricted Class B Stock, valued at $235,313. The restrictions on the stock awards granted to Ms. Hefner and Mr. Lynn lapse in increments of 25% of the shares at the end of any fiscal year, beginning with fiscal year 1996, during which annual operating income first equals or exceeds $7.5 million; $10.0 million; $15.0 million; and $20.0 million; in each case less expenses related to the vesting of such shares. In August 1996, restrictions lapsed on 25% of the shares as a result of annual operating income for fiscal year 1996 exceeding $7.5 million and in August 1997, restrictions lapsed on an additional 25% of the shares as a result of annual operating income for fiscal year 1997 exceeding $10.0 million. The restrictions on the stock awards granted to Ms. Howatson would have lapsed in increments of 33% and 67% of the shares at the end of any fiscal year during which annual operating income first equals or exceeds $15.0 million and $20.0 million, respectively, in each case after deducting expenses related to the vesting of restricted shares at such income level. All restricted shares held by Ms. Howatson were canceled upon her termination of employment. The restrictions on the stock awards granted to Mr. Perkins lapse in increments of 50% of the shares at the end of any fiscal year during which annual operating income first equals or exceeds $15.0 million and $20.0 million; in each case after deducting expenses related to the vesting of restricted shares at such income level. Dividends are not paid on restricted Class B Stock.

(4) Ms. Howatson joined the Company in April 1997. Accordingly, compensation information is not provided for periods prior to fiscal year 1997. Ms. Howatson's employment with the Company terminated as of December 31, 1997.

(5) Mr. Perkins joined the Company in October 1996. Accordingly, compensation information is not provided for periods prior to fiscal year 1997.

(6) Represents amounts paid by the Company for Ms. Howatson for negotiation of her employment agreement.

(7) Represents amounts paid by the Company for Mr. Perkins to relocate to Chicago and for tax gross-ups related to such amounts.

(8) Represents two stock options granted in fiscal year 1997 under the 1995 Stock Incentive Plan. The first option is an incentive stock option for 6,779 shares of Class B Stock, with an exercise price of $16.225 (110% of fair market value on the date of grant), and an expiration date of July 1, 2001. The second option is a non-qualified stock option for 68,221 shares of Class B Stock, with an exercise price of $14.75 (100% of fair market value on the date of grant), and an expiration date of July 1, 2006. Both options are exercisable in equal annual increments over a four-year period beginning July 1, 1997.

(9) Represents two stock options granted in fiscal year 1995 under the 1995 Stock Incentive Plan. The first option is an incentive stock option for 43,835 shares of Class B Stock, with an exercise price of $10.3125 (110% of fair market value on the date of grant), and an expiration date of February 6, 2000. The second option is a non-qualified stock option for 31,165 shares of Class B Stock, with an exercise price of $9.375 (100% of fair market value on the date of grant), and an expiration date of February 6, 2005. Both options are exercisable in equal annual increments over a four-year period beginning February 6, 1996.

(10) Represents an incentive stock option granted in fiscal year 1997 under the 1995 Stock Incentive Plan which is exercisable in equal annual increments over a four-year period beginning April 21, 1998. The option terminated in connection with Ms. Howatson's employment termination.

(11) Represents an incentive stock option granted in fiscal year 1997 under the 1995 Stock Incentive Plan which is exercisable in equal annual increments over a four-year period beginning October 1, 1997. The option expires on October 1, 2006.

(12) The amounts disclosed:

     (a) Include Company contributions of $1,474 on behalf of Ms. Hefner and Messrs. Lynn, Hefner and Perkins in the transition period under the Company's Employees Investment Savings Plan.

     (b) Include Company matching contributions of the following amounts in the transition period under the Company's Employees Investment Savings Plan on behalf of Ms. Hefner, $2,235; Mr. Lynn, $1,360; Mr. Hefner, $915; and Mr. Perkins, $1,615.

     (c) Represent termination payments to Ms. Howatson pursuant to the terms of her employment contract.

Aggregated Option Exercises In Transition Period and Transition Period-End Option Values


                                           Number of Securities Underlying                       Value of Unexercised
                                                Unexercised Options at                          in-the-Money Options at
                                              Transition Period-End (#)                       Transition Period-End(1) ($)
                                     ----------------------------------------------  ----------------------------------------------
                                          Exercisable           Unexercisable             Exercisable           Unexercisable
                                     ----------------------  ----------------------  --------------------- ------------------------
                                       Class A     Class B     Class A     Class B     Class A     Class B     Class A    Class B
                                        Stock       Stock       Stock       Stock       Stock       Stock       Stock      Stock
                                     ----------  ----------  ----------  ----------  ----------  ----------  ----------  ----------
Christie A. Hefner
 Fiscal year 1990 grant                50,000      150,000                            $359,375   $1,350,000
 Fiscal year 1992 grant                 5,000       15,000                              32,500      124,688
 Fiscal year 1995 grant                             37,500                 37,500                   216,171                $216,172
 Fiscal year 1997 grant                              1,694                  5,085                        (2)                     (2)
 Fiscal year 1997 grant                             17,056                 51,165                    15,990                  47,967

Anthony J. Lynn
 Fiscal year 1992 grant                            140,000                                        1,006,250
 Fiscal year 1994 grant                             32,813                 10,937                   289,165                  96,382

Marianne Howatson
 Fiscal year 1997 grant                                                    75,000                                            51,563

Robert J. Perkins
 Fiscal year 1997 grant                             25,000                 75,000                    82,813                 248,438

(1) Based on a closing price for Class A Stock of $13.875 per share and for Class B Stock of $15.6875 per share on December 31, 1997 as reported in the New York Stock Exchange Composite Listing.

(2)  Option exercise price exceeded closing price as of December 31, 1997.

Director Compensation

     Prior to July 1997, nonemployee directors received an annual fee of $25,000, pro rated from the effective date of their election and paid quarterly. An additional fee of $750 ($1,000 beginning in July 1997) was paid for each in-person Board meeting attended by a nonemployee director. In addition, from time to time the Board compensated members of committees for extra time and effort expended on the Company's affairs. For the transition period, Messrs. Bookshester, Chemerow, Drapkin and Rosenthal and Sir Brian Wolfson each earned $14,500.

     Since November 1997, the 1997 Directors' Plan has provided that, except to the extent payments are deferred as described below, each nonemployee director
(i) must receive the value of his fees for attending Board and committee meetings (currently $1,000 per Board meeting) in the form of Class B Stock ("Mandatory Fee Shares") and (ii) can choose to receive up to 100% (in 25% increments) of his annual retainer (currently $25,000) in the form of Class B Stock ("Voluntary Shares"). The number of Mandatory Fee Shares and Voluntary Shares to be issued is calculated quarterly by dividing the cash amount at issue (meeting fees and the portion of annual retainer attributable to that quarter and to be paid in Class B Stock) by the market value of the Class B Stock on the last trading date of the fiscal quarter. Mandatory Fee Shares and Voluntary Shares are issued in the quarter following the quarter in which such shares are earned. During the transition period, each of Messrs. Bookshester and Rosenthal and Sir Brian Wolfson earned 63 Mandatory Fee Shares and Messrs. Chemerow and Drapkin each deferred 63 Mandatory Fee Shares, the value of which is included in the $14,500 amount referred to in the preceding paragraph.

     The 1997 Directors' Plan also permits the Board to grant options, stock grants and restricted stock awards to nonemployee directors and to set the terms of those awards. Exercise prices of options must be equal to or greater than market value on the date of grant.

     During the transition period, each nonemployee director (Messrs. Bookshester, Chemerow, Drapkin and Rosenthal and Sir Brian Wolfson) received 5,000 shares of restricted Class B Stock under the 1997 Directors' Plan pursuant to a restricted stock agreement. The restrictions will lapse with respect to 30% of the shares covered thereby after the first fiscal year in which the Company's operating income (after deducting expenses related to the vesting of restricted shares at such income level) exceeds $15 million and with respect to 100% of the shares covered thereby (less any previously vested shares) after the first fiscal year in which the Company's operating income (after deducting expenses related to the vesting of restricted shares at such income level) exceeds $20 million. Notwithstanding the foregoing, all restrictions on such shares will lapse (if not previously lapsed) in July 2007 if the director remains a nonemployee director through such date. The value (based on closing price) of 5,000 shares of Class B Stock on the date of grant of these restricted shares was $66,563.

     Since October 1992, nonemployee directors have also been eligible to participate in the Company's Deferred Compensation Plan ("DCP") for nonemployee directors. Each nonemployee director may elect to defer any amount between 25% and 100% (in 25% increments) of their annual fees and 100% of per-meeting payments. Nonemployee directors who are former employees of the Company may also transfer into the DCP amounts credited to a similar deferred compensation plan for employees. The amount deferred tracks various investment options, including "phantom" shares of Class B stock. All amounts representing fees for attending Board and committee meetings must be invested in the "phantom" Class B stock investment option. All deferred amounts and earnings thereon are 100% vested immediately and are general unsecured obligations of the Company. DCP accounts are paid in a cash lump sum or in specified cash installments to directors upon their death or upon termination of service. Directors may also request payment of their accounts following a Change in Control of the Company (as defined in the DCP). The DCP was amended effective January 1, 1998. See Note P of Notes to Consolidated Financial Statements.

     Each nonemployee director is also a participant in the 1991 Directors' Plan. Under the 1991 Directors' Plan, each nonemployee director is granted a nonqualified stock option to purchase shares of Class B Stock. An aggregate of 80,000 shares of Class B Stock are available for grant under the 1991 Directors' Plan. Each option is exercisable in four equal annual installments, beginning on the first anniversary of the date such options were initially granted, unless accelerated under certain circumstances set forth in the 1991 Directors' Plan. All of such installments are cumulative and may be exercised in whole or in part. Options granted under the 1991 Directors' Plan generally expire ten years after the date of grant, though they may expire earlier. Shares issued upon exercise of options granted under the 1991 Directors' Plan may be either treasury shares or newly issued shares. During the transition period, an option for 10,000 shares of Class B Stock with an exercise price of $11.5625 was granted to Mr. Drapkin upon his joining the Board.

Employment And Change in Control Agreements
And Incentive Compensation Plans

     To aid the Company in retaining its most senior executives and certain other officers, the Board approved Change in Control Agreements (the "Agreements"), which provide for the payment of specified benefits to selected officers in the event their employment terminates after a "change in control" (defined below) of the Company. Ms. Hefner and Messrs. Lynn and Perkins are beneficiaries of this program. Ms. Howatson was a beneficiary of this program prior to the termination of her employment. Each Agreement provides that (i) a lump-sum cash payment will be made within ten days following termination, equal to 300% of the sum of the officer's annual base salary in effect immediately prior to the occurrence of the change in control and the maximum bonus for the officer's position under the Executive Incentive Compensation Plan (the "Program") established for the then applicable fiscal year; (ii) the amount of the payment would be subject to reduction so that no portion would be subject to the excise tax provision of the Internal Revenue Code of 1986, as amended (the "Code"), but only if the officer would obtain a net after-tax benefit from such reduction; (iii) the officer will be allowed to continue his or her participation in then existing welfare benefit plans, such as medical insurance, for up to a year from the effective date of termination; (iv) it will have an initial five-year term, automatically extended on each anniversary of its execution unless the Company or the officer gives notice that it or the officer does not wish to extend the Agreement; and (v) payments become due and benefits are provided if, within 18 months after a change in control, the employee is involuntarily terminated for reasons other than death, disability or "cause" (defined below), or voluntarily terminates employment for certain reasons. A "change in control" is defined as (1) any liquidation or dissolution of the Company; (2) a sale, exchange or other disposition of Playboy magazine; (3) any occurrence by which The Hugh M. Hefner 1991 Trust and Christie Hefner (who is deemed to hold shares beneficially owned by the Trust to the extent Ms. Hefner has sole voting power with respect to such shares) cease, collectively, to hold at least 50% of the Company's stock entitled to vote generally in the election of Company directors; and (4) the merger, consolidation or reorganization of the Company, or sale of all or substantially all of the Company's assets, unless such transaction is initiated by the Company and, as a result of the transaction, not less than a majority of the combined voting power of the securities of the surviving or transferee corporation is held by persons who held not less than a majority of the combined voting power of the outstanding voting stock of the Company immediately prior to the transaction. Under the Agreements, "cause" is defined as conviction of a crime involving dishonesty, fraud or breach of trust, or willful engagement in conduct materially injurious to the Company. The Agreements also provide that the reasons for which the officer may voluntarily terminate employment without forfeiture of benefits include failure to maintain the officer in the position held prior to the change in control, removal of the officer from the Board, assignment to the officer of duties materially inconsistent with the authorities and responsibilities exercised prior to the change in control, an aggregate reduction in the officer's cash compensation, a termination or reduction in scope or value of the officer's employee benefits, a good-faith determination by the officer that, as a result of a change in circumstances following a change in control, the officer is unable to carry out the authorities or responsibilities of the officer's position, or requiring the officer to perform duties beyond a 50-mile radius from the officer's employment immediately prior to the change in control, or to travel at least 50% more than was previously required in any of the three years prior to the change in control.

     Effective June 1, 1992, the Company hired Anthony J. Lynn, pursuant to an employment contract, as President of its Entertainment Group. Mr. Lynn is charged with the responsibility of managing the Entertainment Group's television, home video and international operations. Mr. Lynn's employment contract, as amended, extends through June 30, 2000, unless terminated earlier pursuant to its terms and conditions. Mr. Lynn is to receive "Base Compensation" ranging from $525,000 (for fiscal year 1998) to a maximum of $550,000 per year (beginning with fiscal year 1999) during the amended term plus all benefits otherwise accorded to senior executives of the Company in similar positions. During the term of the contract, management shall also recommend to the Compensation Committee the grant of options to Mr. Lynn should such grants be made generally to other members of senior management. Upon termination of his employment, Mr. Lynn is entitled to receive all or a portion of his Base Compensation and benefits, depending on the date and circumstances of such termination. If the Company terminates Mr. Lynn without cause, he is entitled to receive a one-time payment equal to his Base Compensation in the year in which such termination occurs.

     Mr. Lynn may also receive compensation under the Playboy Enterprises, Inc. Incentive Compensation Plan for Anthony J. Lynn (the "Lynn Plan"), which provides Mr. Lynn with the opportunity to receive compensation based on the performance of the Company's Entertainment Group. The Lynn Plan also provides Mr. Lynn with a cash bonus in the event of certain dispositions of the equity or assets of the Entertainment Group.

     The Lynn Plan entitles Mr. Lynn to receive contingent compensation for each fiscal year ("Contingent Compensation") equal to 5% of the amount by which the Entertainment Group's Pre-tax Profits for such fiscal year exceed $2.35 million; provided that if the sum of $550,000 ($525,000 for fiscal year 1997) plus such fiscal year's Contingent Compensation equals $2,000,000, any additional Contingent Compensation payable to Mr. Lynn for such fiscal year will equal 2.5% of the amount by which the Entertainment Group's Pre-tax Profits exceed $2.35 million. With respect to the transition period, Contingent Compensation was equal to 5% of the amount by which the Entertainment Group's Pre-tax Profit during such period exceeded $1.175 million. The Entertainment Group's Pre-tax Profits is defined under the Lynn Plan as the amount, if any, by which the total net revenues of the Entertainment Group exceed all reasonable and applicable operating expenses attributable to same, in accordance with "Generally Accepted Accounting Principles" computed consistent with methods utilized by the Company and the Company's outside auditors in the preparation of the Company's audited financial statements. In computing the Pre-tax Profits of the Entertainment Group for any period, there shall be allowed all fair and reasonable allocation of items of revenue and expenses between divisions, subsidiaries and affiliates of the Company, including, but not limited to, intercompany sales, expenses such as rent, occupancy, general administrative and personnel salaries, MIS, insurance, employee benefits costs, security, payroll processing, legal and tax advisory fees, depreciation, profit sharing and auditing expenses. In addition, the effect of any One Time Gain or Loss (defined below) accounted for as part of the Entertainment Group shall be amortized evenly over four years, beginning in the month of occurrence, for purposes of calculating Pre-tax Profits for any period, regardless of how the transaction is accounted for under Generally Accepted Accounting Principles. A "One Time Gain or Loss" is a gain or loss resulting from a transaction not in the ordinary course of business and which does not result in an Equity Bonus (as described below). Profits or losses from any other period shall not, except as described above for One Time Gains or Losses, be carried over or back to any other period or otherwise be taken into consideration in computing the Pre-tax Profits of a particular period. The Lynn Plan entitles Mr. Lynn to receive Contingent Compensation for the 1998, 1999 and 2000 fiscal years, and for each fiscal year after fiscal
                                      78
year 2000 unless notice is given by the Compensation Committee to Mr. Lynn that the provisions of the Lynn Plan pertaining to Contingent Compensation will not apply to the specified fiscal year after fiscal year 2000. Mr. Lynn's Contingent Compensation with respect to the transition period was $340,800.

     If Mr. Lynn's employment is terminated "for cause," Mr. Lynn will receive all Contingent Compensation payable with respect to all periods prior to the fiscal year during which the Company notifies Mr. Lynn that his employment is terminated. If Mr. Lynn's employment is terminated because of Mr. Lynn's death or disability, he (or his estate or personal representative, as applicable) will receive all unpaid Contingent Compensation payable with respect to all periods prior to the fiscal year during which such death or disability occurs plus a prorated percentage of the Contingent Compensation for such fiscal year. If Mr. Lynn's employment is terminated by the Company without cause, he will receive 100% of the Contingent Compensation to which Mr. Lynn would have been entitled for and only for the year in which such termination occurs, reduced by amounts payable to Mr. Lynn pursuant to Mr. Lynn's Change in Control Agreement (described above).

     If the Company directly or indirectly sells, transfers or otherwise disposes of an equity interest in Playboy Entertainment Group, Inc. ("PEGI") or all or a portion of the assets comprising the Playboy Entertainment Group operations (except sales of assets or operations that contributed less than 25% of the Group's total Pre-tax Profits in the immediately preceding fiscal year or less than a 25% equity interest) to a third party (including a sale to the public) during Mr. Lynn's employment or within three (3) months following the termination of Mr. Lynn's employment (an "Equity Disposition Transaction"), then Mr. Lynn will receive a one-time Equity Bonus equal to the product of EB Pre-tax Profits times the Remaining Term. EB Pre-tax Profits is defined in the Lynn Plan as (i) in the case of the sale, transfer or other disposition of an equity interest in PEGI entitling Mr. Lynn to an Equity Bonus, the total Pre-tax Profits of PEGI for the fiscal year immediately preceding the Equity Disposition Transaction times the fully-diluted percentage equity interest in PEGI acquired by the third party, and (ii) in the case of a sale, transfer or other disposition of all or a portion of the assets comprising the Entertainment Group entitling Mr. Lynn to an Equity Bonus, that portion of the Pre-tax Profits of the Entertainment Group generated or attributable to such assets for the fiscal year immediately preceding the Equity Disposition Transaction. Remaining Term is defined in the Lynn Plan as the lesser of (i) three (3) or (ii) the number arrived at by dividing by 12 the number of full months remaining in Mr. Lynn's employment term. The payment of the Equity Bonus, if any, will be in addition to any Contingent Compensation payable to Mr. Lynn under the Lynn Plan. The Equity Bonus will be payable only in connection with an Equity Distribution which constitutes a bona fide transfer of an equity interest in PEGI or a bona fide sale of assets and will not be payable in connection with any other transaction (whether in the form of joint ventures, co-productions or otherwise) which represents a financing transaction. The Company is prohibited from structuring a transaction which would otherwise qualify as a sale or distribution of any equity interest in PEGI or a sale of assets of the Entertainment Group as a financing transaction for the purpose of frustrating the provisions of the Lynn Plan.

     Effective April 21, 1997, Marianne Howatson joined the Company as its Executive Vice President and President of the Publishing Group. Pursuant to an agreement related to Ms. Howatson's employment, she received an annual base salary of $400,000 (which was to be increased annually at a rate of no less than 5%) and was entitled to participate in the Program at a maximum level for fiscal year 1997 of 60% of her base salary earned, 50% of which amount ($120,000) was guaranteed in respect of fiscal year 1998 and was deemed earned in the transition period. Ms. Howatson's bonus under the Program was based in part on performance of the Publishing Group and in part on performance of the Company. Pursuant to the agreement, Ms. Howatson was to receive profit participation each fiscal year in an amount equal to 5% of the amount by which the Publishing Group's pre-tax profits were greater than the previous fiscal year's pre-tax profits. The pre-tax profits of the Publishing Group were calculated in a manner similar to the calculation of the Entertainment Group's Pre-tax Profits under the Lynn Plan. Pursuant to the agreement, Ms. Howatson was entitled to receive a full year's salary and, during the first year of her agreement, her base salary through her first anniversary of employment if her employment was terminated for any reason other than cause, described as conviction of a crime involving dishonesty, fraud or breach of trust, or engaging in conduct materially injurious to the Company, or in the event of a constructive termination without cause, defined as including a reduction in her compensation, a removal from her position or a material diminution in her duties. In connection with a reorganization of the Company's Publishing Group, Ms. Howatson's employment terminated effective December 31, 1997. Ms. Howatson is entitled to severance payments under her employment agreement. Such payments total $535,394.

     Effective October 1, 1997, Robert J. Perkins joined the Company as its Executive Vice President, Chief Marketing Officer. Pursuant to an agreement related to Mr. Perkins' employment, he receives an annual base salary of $400,000 and is entitled to participate in the Program with an annual target award opportunity of 50% of his base salary earned. The Company also agreed to cover certain expenses related to Mr. Perkins' relocation to Chicago. Pursuant to the agreement, Mr. Perkins is entitled to receive a full year's severance (based on his salary at that time) if his employment is terminated for any reason other than cause, which is described as conviction of a crime involving dishonesty, fraud or breach of trust, or engaging in conduct materially injurious to the Company.

Compensation Committee Interlocks and Insider Participation

   The members of the Compensation Committee during the transition period were Sol Rosenthal, Chairman, Dennis S. Bookshester and Donald G. Drapkin.

Item 12. Security Ownership of Certain Beneficial Owners and Management
-----------------------------------------------------------------------

Voting Securities and Principal Holders Thereof

   As of February 28, 1998, the only party known to the Company to be the beneficial owner of 5% or more of the Company's voting securities was:


                                         Number of
                                           Shares
                                         of Class A     Percent
Name and Address                           Stock        of Class
----------------                         ----------     --------
Hugh M. Hefner, Trustee
The Hugh M. Hefner 1991 Trust (1)
9242 Beverly Boulevard
Beverly Hills, CA 90210.............     3,321,836       69.95%

------------

(1) Mr. Hefner, founder of the Company and Editor-in-Chief of Playboy magazine, owns these shares through The Hugh M. Hefner 1991 Trust. Mr. Hefner has sole investment and voting power over these shares of Class A Stock.

Beneficial Ownership of Common Stock by Directors and Executive Officers

   The following table sets forth, as of February 28, 1998, the number and percentage of shares of Class A Stock and Class B Stock beneficially owned by each Director, by each of the Named Executive Officers and by all Directors and Executive Officers as a Group. As used herein, ''beneficially owned'' means the sole or shared power to vote or direct the voting of a security and/or the sole or shared power to dispose or direct the disposition of a security.

                                                        Shares of     Percent of     Shares of     Percent
                    Name of Director or                  Class A        Class A       Class B      Class B
                 Named Executive Officer(1)               Stock(2)       Stock       Stock(2)       Stock
                 --------------------------             ----------    ----------     ---------     -------
Dennis S. Bookshester(3)(4)...........................      3,000         *            21,500         *

David I. Chemerow(3)(4)...............................        800         *            37,200         *

Donald G. Drapkin(4)..................................          0         *             5,000         *

Christie A. Hefner(3)(4)..............................     72,274        1.50         360,928        2.25

Hugh M. Hefner........................................  3,321,836       69.95       7,965,508       50.46

Marianne Howatson.....................................          0         *                 0         *

Anthony J. Lynn(3)(4).................................        600         *           204,066        1.28

Robert J. Perkins(3)(4)...............................          0         *            40,289         *

Sol Rosenthal(3)(4)...................................        252         *            20,256         *

Richard S. Rosenzweig(3)(4)...........................     25,365         *           111,095         *

Sir Brian Wolfson(3)(4)...............................      2,500         *            10,000         *

All Directors and Executive Officers as a Group
 (15 persons)(3)(4)...................................  3,461,692       71.17       9,045,658       54.23

------------
   *Less than 1% of the total shares outstanding.

(1) See Part III. Item 10. "Directors and Executive Officers of the Registrant."

(2) In each case, beneficial ownership consists of sole voting and investment power, with the exception of Mr. Rosenthal, who owns two shares of Class A Stock and six shares of Class B Stock as custodian for his son. Mr. Rosenthal disclaims beneficial ownership of these shares. As of February 28, 1998, all Directors and Executive Officers as a Group shared voting and investment power over 52 shares of Class A Stock and 156 shares of Class B Stock.

(3) Includes the following shares of Class A Stock and Class B Stock which are subject to installments of stock option grants, including those made pursuant to the Company's 1989 Option Plan, the 1995 Stock Incentive Plan and the 1991 Directors' Plan, which are either exercisable, or are exercisable within 60 days of February 28, 1998.



                          Director or                                            Class A     Class B
                    Named Executive Officer                                       Stock       Stock
                    -----------------------                                      -------     -------
     Mr. Bookshester.......................................................           --      12,500

     Mr. Chemerow..........................................................           --       2,500

     Ms. Hefner............................................................       55,000     240,000

     Mr. Lynn..............................................................           --     172,813

     Mr. Perkins...........................................................           --      25,000

     Mr. Rosenthal.........................................................           --      12,500

     Mr. Rosenzweig........................................................       25,000      90,000

     Sir Wolfson...........................................................           --       5,000

     All Directors and Executive Officers as a Group (11 persons)..........      115,000     730,938

(4) Includes the following shares of Class B Stock which are subject to the vesting of restricted stock awards made pursuant to the 1995 Stock Incentive Plan and the 1997 Directors' Plan.

           Director or                                                Initial      Unvested
     Named Executive Officer                                           Grant       Portion
    --------------------------                                        -------      --------
    Mr. Bookshester..............................................      5,000         5,000

    Mr. Chemerow.................................................      5,000         5,000

    Mr. Drapkin..................................................      5,000         5,000

    Ms. Hefner...................................................     75,000        37,500

    Mr. Lynn.....................................................     26,250        13,124

    Mr. Perkins..................................................     15,000        15,000

    Mr. Rosenthal................................................      5,000         5,000

    Mr. Rosenzweig...............................................     20,000        10,000

    Sir Wolfson..................................................      5,000         5,000

    All Directors and Executive Officers as a Group (14 persons).    258,750       164,374

Item 13. Certain Relationships and Related Transactions
-------------------------------------------------------

   The Company owns a 29-room mansion located on 5 1/2 acres in Los Angeles, which is used for various corporate activities, including serving as a valuable location for video production and magazine photography, business meetings, enhancing the Company's image, charitable functions and a wide variety of promotional and marketing purposes. The Mansion generates substantial publicity and recognition, which increases public awareness of the Company and its products and services. Facilities at the Mansion include a tennis court, swimming pool, gymnasium and other recreational facilities as well as extensive film, video, sound and security systems. The Mansion also includes accommodations for guests and serves as Mr. Hefner's office and the residence for his family (the "Hefner Family"). The Mansion has a full-time staff which maintains it, serves in various capacities at the functions held there and provides the Hefner Family, their guests, and the Company's guests with meals, beverages and other services.

   Under a 1979 lease entered into with the Company, the annual rent for the Hefner Family's basic Mansion accommodations, and the Mansion's facilities, utilities and attendant services is to be determined by independent expert appraisals based on comparable hotel accommodations. In addition, Mr. Hefner is required to pay the sum of the per unit value of nonbusiness meals, beverages and other benefits received by the Hefner Family and any of their personal guests. Standard food and beverage unit values are determined by independent expert appraisals based on fair market values. Valuations for both basic accommodations and standard food and beverage units are to be reappraised every three years, with annual adjustments made on the basis of appropriate consumer price index figures in other years. A reappraisal occurred in October 1997 and, due to the change in fiscal year-end, will be used for calculating Mr. Hefner's benefits through December 31, 2000, a three and one half year period rather than the usual three years. Mr. Hefner is also responsible for the cost of all improvements in any Hefner Family accommodations, including capital expenditures, that are in excess of normal maintenance for those areas. During the transition period, no such improvements were made, and consequently no such payments were required.

   Usage of services and benefits is recorded through a system initially developed by the auditing and consulting firm of Price Waterhouse and now administered (with appropriate modifications approved by the Audit and Compensation Committees of the Board) by the Company. The lease, effective as of July 1, 1979, had an initial term ending June 30, 1981, and continues for ensuing 12-month periods unless terminated by either party. By terms of the current such agreement, Mr. Hefner's lease automatically renewed through June 30, 1998. To accommodate the change in the fiscal year, upon the expiration of the current term, Mr. Hefner's lease will be continued for only a six-month period through December 31, 1998. At December 31, 1998, the lease will begin to automatically renew again for 12-month periods per the terms of the lease described above. Within 120 days of December 31, 1998, the actual monthly charge for all rent and other benefits during the 18-month period will be finally determined. Mr. Hefner will be billed or credited for actual benefits received during the 18-month period. During the period from July 1997 through January 1998, the estimated monthly charge was $65,110 per month and during the period from February 1998 through December 1998, the estimated monthly charge is $53,492 per month.

   The Company purchased the Mansion in 1971 for $1,050,000 and in the intervening years has made substantial capital improvements at a cost of approximately $12,450,000 through the transition period (including approximately $2,470,000 to bring the Hefner Family accommodations to a standard similar to the Mansion's common areas). The Mansion is included in the Company's financial statements as of December 31, 1997 at a cost, including all improvements and after accumulated depreciation, of approximately $2,620,000. The Company receives rent from Mr. Hefner (see above) and pays all operating costs of the Mansion, which were approximately $1,615,000 in the transition period (net of rent received from Mr. Hefner), including depreciation, taxes and security charges related to the protection of the Mansion, employees located there, business guests, the Hefner Family and other visitors.

     In June 1993, William A. Marovitz, Ms. Hefner's spouse since July 1995, brought an opportunity to the Company to participate in one or more applications for gaming licenses in Greece. Over the next two years, Mr. Marovitz actively pursued that and other gaming opportunities on the Company's behalf. In June 1994, the independent members of the Company's Board, in recognition of Mr. Marovitz' substantial time and effort on gaming matters, approved a compensation arrangement for all of his gaming-related activities to date and all of his future activities relating to gaming opportunities in Greece. In consideration for past and future services, the Company paid Mr. Marovitz $125,000 in February 1995. In addition, should the Greek-gaming initiatives result in the opening of a gaming operation in which the Company has an interest, the independent members of the Board agreed to pay Mr. Marovitz a success fee of: (1) $25,000 on the date of such opening; and (2) $100,000 on each of the first, second and third anniversaries of such opening date, provided that such gaming operations are ongoing on the date of payment. The Company was part of a consortium (the "Consortium"), which Mr. Marovitz was instrumental in putting together, that applied for a gaming license on the island of Rhodes, Greece in June 1995. In November 1995 the Greek government notified the Consortium that the application for the gaming license had been granted. The Company has a licensing relationship with, and owns a minority equity interest in, the Consortium. In October 1996, the Consortium and the government executed a contract governing the operation of the casino. The Consortium is currently renovating the property that will be the Rhodes Casino, which is expected to open in calendar year 1998. Mr. Marovitz has continued to be very involved in government regulatory negotiations and to travel to Greece to assist in the project, for which he has received reimbursement of his expenses. Subsidiaries or affiliates of the Company are entitled to two seats on the Consortium's Board of Directors. Mr. Marovitz and director Dennis S. Bookshester were representing the Company's interests on the Consortium's Board. For their service on that Board, the Company's Board (with Mr. Bookshester abstaining) approved a retainer of $5,000 and an in-person per meeting fee of $1,250 for Messrs. Marovitz and Bookshester. Accordingly, for the transition period, Mr. Bookshester received $2,500 and Mr. Marovitz received $5,000. This project is the Company's first reentry into the casino gaming business.

                                    PART IV

Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K

(a) Certain Documents Filed as Part of the Form 10-K

    Financial Statements of the registrant and report of independent accountants following are as set forth under Item 8 of this Form 10-K Transition Report:

                                                                            Page
                                                                            ----

      Consolidated Statements of Operations - Six-Month Transition Period
      Ended December 31, 1997, Six-Month Period Ended December 31, 1996
      (Unaudited) and Fiscal Years ended June 30, 1997, 1996 and 1995        44

      Consolidated Balance Sheets - December 31, 1997, June 30, 1997
      and June 30, 1996                                                      45

      Consolidated Statements of Shareholders' Equity - Six-Month
      Transition Period Ended December 31, 1997 and Fiscal Years
      ended June 30, 1997, 1996 and 1995                                     46

      Consolidated Statements of Cash Flows - Six-Month Transition
      Period Ended December 31, 1997, Six-Month Period Ended
      December 31, 1996 (Unaudited) and Fiscal Years Ended June 30,
      1997, 1996 and 1995                                                    47

      Notes to Consolidated Financial Statements                          48-64

      Report of Independent Accountants                                      65

      Report of Independent Accountants on Financial Statement Schedule      98

      Schedule II - Valuation and Qualifying Accounts                        99

(b)   Reports on Form 8-K

      During the quarter ended December 31, 1997, the Company filed a Form 8-K Current Report dated November 6, 1997 under Item 8 of such report. The purpose of this report was to announce the Company's decision to change its fiscal year end from June 30, which was the fiscal year used in its most recent filing with the Commission, to December 31.

(c)   Exhibits

    3.1 Restated Certificate of Incorporation of the Company (incorporated by reference to Exhibit 3.1 from the Company's annual report on Form 10-K for the year ended June 30, 1995 (the "1995 Form 10-K"))
    3.2   Bylaws of the Company
          a Restated bylaws of the Company (incorporated by reference to Exhibit
            3.2 from the Company's annual report on Form 10-K for the year ended June 30, 1994 (the "1994 Form 10-K"))
          b Amendment to restated bylaws of the Company
  *10.1   Stock Incentive Plan
          a Amended and Restated Playboy Enterprises, Inc. 1995 Stock Incentive
            Plan (incorporated by reference to Exhibit 10.1 from the Company's quarterly report on Form 10-Q for the quarter ended March 31, 1997 (the "March 31, 1997 Form 10-Q"))
          b Form of Non-Qualified Stock Option Agreement for Non-Qualified Stock
            Options which may be granted under the Plan
          c Form of Incentive Stock Option Agreement for Incentive Stock Options
            which may be granted under the Plan
          d Form of Restricted Stock Agreement for Restricted Stock issued under the Plan (items (b), (c) and (d) incorporated by reference to Exhibits 4.3, 4.4 and 4.5, respectively, from the Company's Registration Statement No. 33-58145 on Form S-8 dated March 20,
            1995)
          e Form of Section 162(m) Restricted Stock Agreement for Section 162(m)
            Restricted Stock issued under the Plan (incorporated by reference to Exhibit 10.1(e) from the Company's annual report on Form 10-K for the year ended June 30, 1997 (the "1997 Form 10-K"))
   *10.2 Playboy Enterprises, Inc. Employee Stock Purchase Plan, as amended and restated (incorporated by reference to Exhibit 10.2 from the March 31, 1997 Form 10-Q)

*10.3     1997 Equity Plan for Non-Employee Directors
          a    1997 Equity Plan for Non-Employee Directors of Playboy
               Enterprises, Inc., as amended
          b    Form of Restricted Stock Agreement for Restricted Stock issued under the Plan (incorporated by reference to Exhibit 10.1(b) from the Company's quarterly report on Form 10-Q for the quarter ended
               September 30, 1997 (the "September 30, 1997 Form 10-Q"))
&10.4 Playboy Magazine Printing and Binding Agreement dated as of October 22, 1997 between Playboy Enterprises, Inc. and Quad/Graphics, Inc.
10.5 Playboy Magazine Distribution Agreement dated as of May 27, 1997 between Playboy Enterprises, Inc. and Warner Publisher Services, Inc. (incorporated by reference to Exhibit 10.4 from the 1997 Form 10-K)
10.6      Playboy Magazine Subscription Fulfillment Agreement
          a    July 1, 1987 agreement between Communication Data Services, Inc.
               and Playboy Enterprises, Inc. (incorporated by reference to
               Exhibit 10.12(a) from the Company's annual report on Form 10-K for the year ended June 30, 1992 (the "1992 Form 10-K"))
          b    Amendment dated as of June 1, 1988 to said Fulfillment Agreement
               (incorporated by reference to Exhibit 10.12(b) from the Company's annual report on Form 10-K for the year ended June 30, 1993 (the
               "1993 Form 10-K"))
          c    Amendment dated as of July 1, 1990 to said Fulfillment Agreement
               (incorporated by reference to Exhibit 10.12(c) from the Company's annual report on Form 10-K for the year ended June 30, 1991 (the
               "1991 Form 10-K"))
          d    Amendment dated as of July 1, 1996 to said Fulfillment Agreement
               (incorporated by reference to Exhibit 10.5(d) from the Company's annual report on Form 10-K for the year ended June 30, 1996 (the
               "1996 Form 10-K"))
         &e    Amendment dated July 7, 1997 to said Fulfillment Agreement
10.7 Transponder Lease Agreement dated as of December 31, 1992 between Playboy Entertainment Group, Inc. and General Electric Capital Corporation (incorporated by reference to Exhibit 10.3 from the Company's quarterly report on Form 10-Q for the quarter ended December 31, 1992 (the "December 31, 1992 Form 10-Q"))
10.8 Distribution License to Exploit Home Video Rights effective October 1, 1991 between Playboy Video Enterprises, Inc. and Uni Distribution Corp. (incorporated by reference to Exhibit 10.16 from the 1991 Form 10-K)
10.9 Distribution Agreement between Playboy Entertainment Group, Inc. and Universal Music & Video Distribution (formerly Uni Distribution Corp.) regarding licensing and sale of domestic home video product
          a    Agreement dated as of March 24, 1995 (incorporated by reference to Exhibit 10.8 from the 1995 Form 10-K)
          b    Amendment to March 24, 1995 agreement dated February 28, 1997
               (incorporated by reference to Exhibit 10.6 from the March 31,
               1997 Form 10-Q)
10.10 Agreements effective November 1, 1995 between Playboy Entertainment Group, Inc., Continental Shelf 16 Limited, Precis (1378) Limited and Playboy TV/Benelux Limited regarding the establishment of a Playboy TV pay television service in the United Kingdom (incorporated by reference to Exhibit 10.9 from the 1996 Form 10-K)
10.11 Agreements between Playboy Entertainment Group, Inc. and Tohokushinsha Film Corporation regarding the establishment of a Playboy TV pay television service in Japan
          a    Memorandum of Agreement and Amendment dated July 31, 1995
          b    Amendment to July 31, 1995 agreement dated March 26, 1996
          (items (a) and (b) incorporated by reference to Exhibits 10.10(a) and
          (b), respectively, from the 1996 Form 10-K)
10.12 Agreements between Playboy Entertainment Group, Inc. and Bloomfield Mercantile Inc. related to establishing international networks in Latin America, Spain and Portugal
         #a    Agreement outline as of March 29, 1996
         #b    Letter agreement dated January 13, 1997
          (items (a) and (b) incorporated by reference to Exhibits 10.4(a) and (b), respectively, from the March 31, 1997 Form 10-Q)
10.13 Letter Agreement, in reference to the Letter Agreement dated January 13, 1997, between Playboy Entertainment Group, Inc. and Bloomfield Mercantile Inc. regarding Playboy Television programming in Scandinavia dated as of July 31, 1997 (incorporated by reference to Exhibit 10.4 from the September 30, 1997 Form 10-Q)
&10.14 Letter Agreement dated October 20, 1997 between Playboy Entertainment Group, Inc., Bloomfield Mercantile Inc. and White Oak Enterprises, Ltd related to establishing international networks in Germany and Scandinavia

#10.15 Memorandum of Agreement as of July 29, 1997 between Playboy Entertainment Group, Inc. and the Modern Times Group related to broadcasting a pay television service known as Playboy TV/Scandinavia (incorporated by reference to Exhibit 10.2 from the September 30, 1997 Form 10-Q)
#10.16 Memorandum of Understanding as of February 26, 1997 between Playboy Entertainment Group, Inc. and Daewoo Corporation related to establishing international networks in South Korea (incorporated by reference to Exhibit 10.5 from the March 31, 1997 Form 10-Q)
10.17 Deal Memorandum dated June 22, 1995 between Playboy Networks Worldwide and TVN regarding distribution and services related to the AdulTVision pay television service (incorporated by reference to Exhibit 10.11 from the 1996 Form 10-K)
10.18 Distribution Agreements between Playboy Entertainment Group, Inc., Orion Home Video and Metro-Goldwyn-Mayer Studios Inc. regarding the distribution of certain home video programs and product
          a    Agreement dated June 27, 1996 (incorporated by reference to
               Exhibit 10.12 from the 1996 Form 10-K)
          b    First Amendment to June 27, 1996 agreement dated July 29, 1996
               (incorporated by reference to Exhibit 10.7 from the March 31,
               1997 Form 10-Q)
          &c   Second Amendment to June 27, 1996 agreement dated December 31,
               1997
10.19 Letter Agreement dated as of January 5, 1998 between Playboy Entertainment Group, Inc. and Metro-Goldwyn-Mayer Studios Inc. in reference to Metro-Goldwyn-Mayer Studios Inc. assuming full right, power and authority over certain distribution and production agreements on behalf of other parties
10.20 Affiliation Agreement between Playboy Entertainment Group, Inc. and DirecTV, Inc. regarding the satellite distribution of Playboy TV
          a    Agreement dated November 15, 1993
          b    First Amendment to November 15, 1993 agreement dated as of April
               19, 1994
          c    Second Amendment to November 15, 1993 agreement dated as of July
               26, 1995
          (items (a), (b) and (c) incorporated by reference to Exhibits 10.13(a), (b) and (c), respectively, from the 1996 Form 10-K)
         #d    Third Amendment to November 15, 1993 agreement dated August 26,
               1997 (incorporated by reference to Exhibit 10.3 from the
               September 30, 1997 Form 10-Q)
10.21     Warner Home Video/Critics' Choice Direct Marketing License Agreements
          a    Agreement dated February 22, 1994 regarding purchase of Turner product
          b    Agreement dated February 22, 1994 regarding purchase of non-
               Turner product
          (items (a) and (b) incorporated by reference to Exhibits 10.10 and 10.11, respectively, from the 1995 Form 10-K)
          c    Agreement dated June 28, 1996 regarding purchase of Turner and non-Turner product (incorporated by reference to Exhibit 10.15(c)
               from the 1996 Form 10-K)
10.22 Product License Agreements between Playboy Enterprises, Inc. and Chaifa Investment, Limited
          a    Agreement dated September 26, 1989 related to the Hong Kong territory
          b    Agreement dated March 4, 1991 related to the People's Republic of
               China territory
          c    Amendment dated July 21, 1992 related to the March 4, 1991 agreement
          d    Amendment dated August 17, 1993 related to the agreements dated
               September 26, 1989 and March 4, 1991
          e    Amendment dated January 23, 1996 related to the agreements dated
               September 26, 1989 and March 4, 1991
          (items (a) through (e) incorporated by reference to Exhibits 10.16(a) through (e), respectively, from the 1996 Form 10-K)
          f    Amendment dated May 12, 1997 related to the agreements dated
               September 26, 1989 and March 4, 1991 (incorporated by reference to Exhibit 10.18(f) from the 1997 Form 10-K)
10.23     Revolving Line of Credit
          a    Credit Agreement dated as of February 10, 1995 by and among
               Playboy Enterprises, Inc., Harris Trust and Savings Bank and
               LaSalle National Bank
          b    First Amendment to February 10, 1995 Credit Agreement dated as of
               March 31, 1995
          (items (a) and (b) incorporated by reference to Exhibits 10.12(a) and
          (b), respectively, from the 1995 Form 10-K)
          c    Second Amendment to February 10, 1995 Credit Agreement dated as of March 5, 1996 (incorporated by reference to Exhibit 10.17(c)
               from the 1996 Form 10-K)
          d    Third Amendment to February 10, 1995 Credit Agreement dated as of
               September 11, 1997 but effective as of July 8, 1997 (incorporated by reference to Exhibit 10.19(d) from the 1997 Form 10-K)
10.24 Playboy Mansion West Lease Agreement, as amended, between Playboy Enterprises, Inc. and Hugh M. Hefner
          a    Letter of Interpretation of Lease
       b    Agreement of lease
       (items (a) and (b) incorporated by reference to Exhibits 10.3(a) and (b), respectively, from the 1991 Form 10-K)
10.25  Los Angeles Office Lease Documents
       a    Office lease dated as of July 25, 1991 between Playboy Enterprises,
            Inc. and Beverly Mercedes Place, Ltd. (incorporated by reference to
            Exhibit 10.6(c) from the 1991 Form 10-K)
       b    Amendment to July 25, 1991 lease dated June 26, 1996
       c    Amendment to July 25, 1991 lease dated September 12, 1996
       (items (b) and (c) incorporated by reference to Exhibits 10.19(b) and
       (c), respectively, from the 1996 Form 10-K)
10.26  Chicago Office Lease Documents
       a    Office Lease dated April 7, 1988 by and between Playboy Enterprises,
            Inc. and LaSalle National Bank as Trustee under Trust No. 112912
            (incorporated by reference to Exhibit 10.7(a) from the 1993 Form
            10-K)
       b    First Amendment to April 7, 1988 lease dated October 26, 1989
            (incorporated by reference to Exhibit 10.15(b) from the 1995 Form
            10-K)
       c    Second Amendment to April 7, 1988 lease dated June 1, 1992
            (incorporated by reference to Exhibit 10.1 from the December 31,
            1992 Form 10-Q)
       d    Third Amendment to April 7, 1988 lease dated August 30, 1993
            (incorporated by reference to Exhibit 10.15(d) from the 1995 Form
            10-K)
       e    Fourth Amendment to April 7, 1988 lease dated August 6, 1996
            (incorporated by reference to Exhibit 10.20(e) from the 1996 Form
            10-K)
10.27 New York Office Lease Agreement dated August 11, 1992 between Playboy Enterprises, Inc. and Lexington Building Co. (incorporated by reference to Exhibit 10.9(b) from the 1992 Form 10-K)
10.28 Itasca Warehouse Lease Documents - Teachers' Retirement System of the State of Illinois
       a    Agreement dated as of October 20, 1992 between Teachers' Retirement
            System of the State of Illinois and Playboy Enterprises, Inc.
            (incorporated by reference to Exhibit 10.4 from the December 31,
            1992 Form 10-Q)
       b    Lease termination agreement related to the October 20, 1992 lease agreement dated May 27, 1997 (incorporated by reference to Exhibit
            10.24(b) from the 1997 Form 10-K)
       c    Settlement Agreement and Mutual Release dated as of February 23,
            1998 related to the October 20, 1992 lease agreement and the lease termination agreement dated May 27, 1997
10.29  Itasca Warehouse Lease Documents - Centerpoint Properties Corporation
       a    Agreement dated as of September 6, 1996 between Centerpoint
            Properties Corporation and Playboy Enterprises, Inc. (incorporated by reference to Exhibit 10.23 from the 1996 Form 10-K)
       b    Amendment to September 6, 1996 lease dated June 1, 1997
            (incorporated by reference to Exhibit 10.25(b) from the 1997 Form
            10-K)
*10.30 Selected Company Remunerative Plans
       a    Executive Protection Program dated March 1, 1990 (incorporated by reference to Exhibit 10.18(c) from the 1995 Form 10-K)
       b    Deferred Compensation Plan for Employees effective October 1, 1992
       c    Deferred Compensation Plan for Nonemployee Directors effective
            October 1, 1992
       (items (b) and (c) incorporated by reference to
       Exhibits 10.2(g) and (h), respectively, from the 1992 Form 10-K)
       d    First Amendment to Deferred Compensation Plan for Employees
            effective December 31, 1993 (incorporated by reference to Exhibit
            10.1(f) from the 1994 Form 10-K)
       e    Second Amendment to Deferred Compensation Plan for Employees
            effective April 1, 1996
       f    First Amendment to Deferred Compensation Plan for Nonemployee
            Directors effective April 1, 1996
       (items (e) and (f) incorporated by reference to Exhibits 10.24(g) and
       (h), respectively, from the 1996 Form 10-K)
       g    Third Amendment to Deferred Compensation Plan for Employees
            effective July 1, 1997
       h    Second Amendment to Deferred Compensation Plan for Nonemployee
            Directors effective July 1, 1997
       (items (g) and (h) incorporated by reference to Exhibits 10.26(g) and
       (h), respectively, from the 1997 Form 10-K)
*10.31 Selected Employment, Termination and Other Agreements
       a    Playboy Enterprises, Inc. 1989 Stock Option Plan, as amended, For
            Key Employees (the "1989 Option Plan") (incorporated by reference to
            Exhibit 10.4(mm) from the 1991 Form 10-K)
          b    Playboy Enterprises, Inc. 1989 Stock Option Agreement
          c    Letter dated July 18, 1990 pursuant to the June 7, 1990
               recapitalization regarding adjustment of options
          (items (b) and (c) incorporated by reference to Exhibits 10.19(c) and
          (d), respectively, from the 1995 Form 10-K)
          d    Consent and Amendment regarding the 1989 Option Plan
          e    Playboy Enterprises, Inc. 1991 Non-Qualified Stock Option Plan
               for Non-Employee Directors, as amended
          f    Playboy Enterprises, Inc. 1991 Non-Qualified Stock Option
               Agreement for Non-Employee Directors
          (items (d), (e) and (f) incorporated by reference to Exhibits 10.4(aa), (rr) and (nn), respectively, from the 1991 Form 10-K)
          g    Playboy Enterprises, Inc. Severance Agreement (incorporated by reference to Exhibit 10.4(vv) from the 1991 Form 10-K)
          h    Employment Agreement dated May 21, 1992 between Playboy
               Enterprises, Inc. and Anthony J. Lynn (incorporated by reference to Exhibit 10.4(bbb) from the 1992 Form 10-K)
          i    Amendment dated August 15, 1996 regarding the Employment
               Agreement dated May 21, 1992 between Playboy Enterprises, Inc.
               and Anthony J. Lynn (incorporated by reference to Exhibit
               10.25(i) from the 1996 Form 10-K)
          j    Agreement dated October 16, 1996 amending the Employment
               Agreement dated May 21, 1992 between Playboy Enterprises, Inc.
               and Anthony J. Lynn
          k    Playboy Enterprises, Inc. Incentive Compensation Plan for Anthony
               J. Lynn
          (items (j) and (k) incorporated by reference to Exhibits 10.3(a) and
          (b), respectively, from the March 31, 1997 Form 10-Q)
          l    Letter Agreement dated February 26, 1993 regarding Special
               Incentive Compensation Plan for Herb Laney
          m    Memorandum dated May 1, 1996 regarding extension of Special
               Incentive Compensation Plan for Herb Laney dated February 26,
               1993
          (items (l) and (m) incorporated by reference to Exhibits 10.25(j) and
          (k), respectively, from the 1996 Form 10-K)
          n    Memorandum dated October 11, 1996 regarding special compensation plan for Herb Laney
          o    Playboy Enterprises, Inc. Incentive Compensation Plan for Herbert
               M. Laney
          p    Employment Agreement dated April 7, 1997 between Playboy
               Enterprises, Inc. and Marianne Howatson
          q    Letter Agreement dated April 18, 1997 regarding employment of
     Linda Havard
          (items (n) through (q) incorporated by reference to Exhibits 10.3(c) through (f), respectively, from the March 31, 1997 Form 10-Q)
          r    Letter Agreement dated September 6, 1996 regarding employment of
     Bob Perkins
          s    Letter Agreement dated September 4, 1997 regarding Anthony J.
               Lynn's waiver of fiscal year 1998 base salary increase
          (items (r) and (s) incorporated by reference to Exhibits 10.27(r) and
          (s), respectively, from the 1997 Form 10-K)
          t    Letter Agreement dated September 25, 1997 regarding employment of
     Helen Isaacson
          u    Letter Agreement dated September 26, 1997 regarding employment of
     Garry Saunders
          (items (t) and (u) incorporated by reference to Exhibits 10.5(a) and
          (b), respectively, from the September 30, 1997 Form 10-Q)
*10.32 Form of Nonqualified Option Agreement between Playboy Enterprises, Inc. and each of Dennis S. Bookshester and Sol Rosenthal (incorporated by reference to Exhibit 4.4 from the Company's Registration Statement No. 333-30185 on Form S-8 dated November 13, 1996)
    18    Letter regarding change in accounting principle
    21    Subsidiaries
    23    Consent of Independent Public Accountants

     27   Financial Data Schedules
          a    Financial Data Schedule for transition period
          b    Restated Financial Data Schedule for fiscal year 1997 due to
               Statement 128 adoption


--------
*      Indicates management compensation plan
# Certain information omitted pursuant to a request for confidential treatment filed separately with and granted by the SEC
& Certain information omitted pursuant to a request for confidential treatment filed separately with the SEC


(d)    Financial Statement Schedules

       See Item 14(a) above

                                  SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                 PLAYBOY ENTERPRISES, INC.



March 20, 1998                   By s/Linda Havard
                                    --------------------------------
                                     Linda Havard
                                     Executive Vice President,
                                     Finance and Operations,
                                     and Chief Financial Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.



s/Christie A. Hefner                                 March 20, 1998
---------------------------------------
Christie A. Hefner
Chairman of the Board,
Chief Executive Officer and Director
(Principal Executive Officer)


s/Richard S. Rosenzweig                              March 24, 1998
---------------------------------------
Richard S. Rosenzweig
Executive Vice President and Director


s/Dennis S. Bookshester                              March 24, 1998
---------------------------------------
Dennis S. Bookshester
Director


s/David I. Chemerow                                  March 23, 1998
---------------------------------------
David I. Chemerow
Director


s/Donald G. Drapkin                                  March 24, 1998
---------------------------------------
Donald G. Drapkin
Director


s/Sol Rosenthal                                      March 20, 1998
---------------------------------------
Sol Rosenthal
Director


s/Sir Brian Wolfson                                  March 23, 1998
---------------------------------------
Sir Brian Wolfson
Director


s/Linda Havard                                       March 20, 1998
---------------------------------------
Linda Havard
Executive Vice President,
Finance and Operations,
and Chief Financial Officer
(Principal Financial and
Accounting Officer)

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


Exhibit                                                                                             Sequentially
Number      Description                                                                            Numbered Page
------      -----------                                                                            -------------
   3.1    Restated Certificate of Incorporation of the Company (incorporated by reference to Exhibit 3.1 from the 1995 Form 10-K)

   3.2    Bylaws of the Company
          a    Restated bylaws of the Company (incorporated by reference to Exhibit
               3.2 from the 1994 Form 10-K)
         @b    Amendment to restated bylaws of the Company                                              100

 *10.1    Stock Incentive Plan
          a    Amended and Restated Playboy Enterprises, Inc. 1995 Stock Incentive
               Plan (incorporated by reference to Exhibit 10.1 from the March 31,
               1997 Form 10-Q)
          b    Form of Non-Qualified Stock Option Agreement for Non-Qualified Stock
               Options which may be granted under the Plan
          c    Form of Incentive Stock Option Agreement for Incentive Stock Options
               which may be granted under the Plan
          d    Form of Restricted Stock Agreement for Restricted Stock issued under the Plan
          (items (b), (c) and (d) incorporated by reference to Exhibits 4.3, 4.4 and 4.5, respectively, from the Company's Registration Statement No. 33-
          58145 on Form S-8 dated March 20, 1995)
          e    Form of 162(m) Restricted Stock Agreement for Section 162(m)
               Restricted Stock issued under the Plan (incorporated by reference to
               Exhibit 10.1(e) from the 1997 Form 10-K)

 *10.2 Playboy Enterprises, Inc. Employee Stock Purchase Plan, as amended and restated (incorporated by reference to Exhibit 10.2 from the March 31, 1997 Form 10-Q)

 *10.3     1997 Equity Plan for Non-Employee Directors
         @a    1997 Equity Plan for Non-Employee Directors of Playboy Enterprises,
               Inc., as amended                                                                         101-113
          b    Form of Restricted Stock Agreement for Restricted Stock issued under the Plan (incorporated by reference to Exhibit 10.1(b) from the
               September 30, 1997 Form 10-Q)

@&10.4    Playboy Magazine Printing and Binding Agreement dated as of
          October 22, 1997 between Playboy Enterprises, Inc. and Quad/Graphics,
          Inc.                                                                                         114-175

  10.5 Playboy Magazine Distribution Agreement dated as of May 27, 1997 between Playboy Enterprises, Inc. and Warner Publisher Services, Inc.
          (incorporated by reference to Exhibit 10.4 from the 1997 Form 10-K)

  10.6    Playboy Magazine Subscription Fulfillment Agreement
          a    July 1, 1987 agreement between Communication Data Services, Inc. and
               Playboy Enterprises, Inc. (incorporated by reference to Exhibit
               10.12(a) from the 1992 Form 10-K)
          b    Amendment dated as of June 1, 1988 to said Fulfillment Agreement
               (incorporated by reference to Exhibit 10.12(b) from the 1993 Form
               10-K)

                                       91


         c    Amendment dated as of July 1, 1990 to said Fulfillment Agreement
              (incorporated by reference to Exhibit 10.12(c) from the 1991 Form
              10-K)
         d    Amendment dated as of July 1, 1996 to said Fulfillment Agreement
              (incorporated by reference to Exhibit 10.5(d) from the 1996 Form
              10-K)
      @& e   Amendment dated July 7, 1997 to said Fulfillment Agreement                 176-177

  10.7   Transponder Lease Agreement dated as of December 31, 1992 between
         Playboy Entertainment Group, Inc. and General Electric Capital
         Corporation (incorporated by reference to Exhibit 10.3 from the December 31, 1992 Form 10-Q)

  10.8   Distribution License to Exploit Home Video Rights effective October 1,
         1991 between Playboy Video Enterprises, Inc. and Uni Distribution Corp.
         (incorporated by reference to Exhibit 10.16 from the 1991 Form 10-K)

  10.9   Distribution Agreement between Playboy Entertainment Group, Inc. and
         Universal Music & Video Distribution (formerly Uni Distribution Corp.)
         regarding licensing and sale of domestic home video product a Agreement dated as of March 24, 1995 (incorporated by reference to Exhibit 10.8 from the 1995 Form 10-K)
         b    Amendment to March 24, 1995 agreement dated February 28, 1997
              (incorporated by reference to Exhibit 10.6 from the March 31, 1997
              Form 10-Q)

  10.10  Agreements effective November 1, 1995 between Playboy Entertainment
         Group, Inc., Continental Shelf 16 Limited, Precis (1378) Limited and
         Playboy TV/Benelux Limited regarding the establishment of a Playboy TV pay television service in the United Kingdom (incorporated by reference to Exhibit 10.9 from the 1996 Form 10-K)

  10.11  Agreements between Playboy Entertainment Group, Inc. and Tohokushinsha
         Film Corporation regarding the establishment of a Playboy TV pay television service in Japan
         a    Memorandum of Agreement and Amendment dated July 31, 1995
         b    Amendment to July 31, 1995 agreement dated March 26, 1996
         (items (a) and (b) incorporated by reference to Exhibits 10.10(a) and
         (b), respectively, from the 1996 Form 10-K)

  10.12  Agreements between Playboy Entertainment Group, Inc. and Bloomfield
         Mercantile Inc. related to establishing international networks in Latin
         America, Spain and Portugal
      #  a  Agreement outline as of March 29, 1996
      #  b  Letter Agreement dated January 13, 1997
         (items (a) and (b) incorporated by reference to Exhibits 10.4(a) and (b), respectively, from the March 31, 1997 Form 10-Q)

  10.13  Letter Agreement, in reference to the Letter Agreement dated January
         13, 1997, between Playboy Entertainment Group, Inc. and Bloomfield
         Mercantile Inc. regarding Playboy Television programming in Scandinavia dated as of July 31, 1997 (incorporated by reference to Exhibit 10.4 from the September 30, 1997 Form 10-Q)

@&10.14  Letter Agreement dated October 20, 1997 between Playboy
         Entertainment Group, Inc., Bloomfield Mercantile Inc. and White Oak
         Enterprises, Ltd related to establishing international networks in
         Germany and Scandinavia                                                        178-186

#10.15    Memorandum of Agreement as of July 29, 1997 between Playboy
          Entertainment Group, Inc. and the Modern Times Group related to broadcasting a pay television service known as Playboy TV/Scandinavia
          (incorporated by reference to Exhibit 10.2 from the September 30, 1997
          Form 10-Q)

#10.16    Memorandum of Understanding as of February 26, 1997 between Playboy
          Entertainment Group, Inc. and Daewoo Corporation related to establishing international networks in South Korea (incorporated by reference to Exhibit 10.5 from the March 31, 1997 Form 10-Q)

 10.17 Deal Memorandum dated June 22, 1995 between Playboy Networks Worldwide and TVN regarding distribution and services related to the AdulTVision pay television service (incorporated by reference to Exhibit 10.11 from the 1996 Form 10-K)

 10.18    Distribution Agreements between Playboy Entertainment Group, Inc.,
          Orion Home Video and Metro-Goldwyn-Mayer Studios Inc. regarding the distribution of certain home video programs and product
          a    Agreement dated June 27, 1996 (incorporated by reference to
               Exhibit 10.12 from the 1996 Form 10-K)
          b    First Amendment to June 27, 1996 agreement dated July 29, 1996
               (incorporated by reference to Exhibit 10.7 from the March 31,
               1997 Form 10-Q)
        @&c    Second Amendment to June 27, 1996 agreement dated December 31,
               1997                                                                   187-188

@10.19    Letter Agreement dated as of January 5, 1998 between Playboy
          Entertainment Group, Inc. and Metro-Goldwyn-Mayer Studios Inc. in
          reference to Metro-Goldwyn-Mayer Studios Inc. assuming full right, power and authority over certain distribution and production
          agreements on behalf of other parties                                       189-190

 10.20    Affiliation Agreement between Playboy Entertainment Group, Inc. and
          DirecTV, Inc. regarding the satellite distribution of Playboy TV
          a    Agreement dated November 15, 1993
          b    First Amendment to November 15, 1993 agreement dated as of April
               19, 1994
          c    Second Amendment to November 15, 1993 agreement dated as of July
               26, 1995
          (items (a), (b) and (c) incorporated by reference to Exhibits
          10.13(a), (b) and (c), respectively, from the 1996 Form 10-K)
         #d    Third Amendment to November 15, 1993 agreement dated August 26,
               1997 (incorporated by reference to Exhibit 10.3 from the
               September 30, 1997 Form 10-Q)

 10.21   Warner Home Video/Critics' Choice Direct Marketing License Agreements
         a Agreement dated February 22, 1994 regarding purchase of Turner product
         b     Agreement dated February 22, 1994 regarding purchase of non-
               Turner product
         (items (a) and (b) incorporated by reference to Exhibits 10.10 and 10.11, respectively, from the 1995 Form 10-K)
         c Agreement dated June 28, 1996 regarding purchase of Turner and non-Turner product (incorporated by reference to Exhibit 10.15(c) from the 1996 Form 10-K)

 10.22   Product License Agreements between Playboy Enterprises, Inc. and
         Chaifa Investment, Limited
         a Agreement dated September 26, 1989 related to the Hong Kong territory

       b    Agreement dated March 4, 1991 related to the People's Republic of
            China territory
       c    Amendment dated July 21, 1992 related to the March 4, 1991 agreement
       d    Amendment dated August 17, 1993 related to the agreements dated
            September 26, 1989 and March 4, 1991
       e    Amendment dated January 23, 1996 related to the agreements dated
            September 26, 1989 and March 4, 1991
       (items (a) through (e) incorporated by reference to Exhibits 10.16(a) through (e), respectively, from the 1996 Form 10-K)
       f    Amendment dated May 12, 1997 related to the agreements dated
            September 26, 1989 and March 4, 1991 (incorporated by reference to
            Exhibit 10.18(f) from the 1997 Form 10-K)

10.23  Revolving Line of Credit
       a Credit Agreement dated as of February 10, 1995 by and among Playboy Enterprises, Inc., Harris Trust and Savings Bank and LaSalle National Bank
       b First Amendment to February 10, 1995 Credit Agreement dated as of March 31, 1995
       (items (a) and (b) incorporated by reference to Exhibits 10.12(a) and (b), respectively, from the 1995 Form 10-K)
       c Second Amendment to February 10, 1995 Credit Agreement dated as of March 5, 1996 (incorporated by reference to Exhibit 10.17(c) from the 1996 Form 10-K)
       d Third Amendment to February 10, 1995 Credit Agreement dated as of September 11, 1997 but effective as of July 8, 1997 (incorporated by reference to Exhibit 10.19(d) from the 1997 Form 10-K)

10.24 Playboy Mansion West Lease Agreement, as amended, between Playboy Enterprises, Inc. and Hugh M. Hefner
       a    Letter of Interpretation of Lease
       b    Agreement of lease
       (items (a) and (b) incorporated by reference to Exhibits 10.3(a) and (b), respectively, from the 1991 Form 10-K)

10.25  Los Angeles Office Lease Documents
       a    Office lease dated as of July 25, 1991 between Playboy Enterprises,
            Inc. and Beverly Mercedes Place, Ltd. (incorporated by reference to
            Exhibit 10.6(c) from the 1991 Form 10-K)
       b    Amendment to July 25, 1991 lease dated June 26, 1996
       c    Amendment to July 25, 1991 lease dated September 12, 1996
       (items (b) and (c) incorporated by reference to Exhibits 10.19(b) and (c), respectively, from the 1996 Form 10-K)

10.26  Chicago Office Lease Documents
       a Office Lease dated April 7, 1988 by and between Playboy Enterprises, Inc. and LaSalle National Bank as Trustee under Trust No. 112912 (incorporated by reference to Exhibit 10.7(a) from the 1993 Form 10-K)
       b First Amendment to April 7, 1988 lease dated October 26, 1989 (incorporated by reference to Exhibit 10.15(b) from the 1995 Form 10-K)
       c Second Amendment to April 7, 1988 lease dated June 1, 1992 (incorporated by reference to Exhibit 10.1 from the December 31, 1992 Form 10-Q)
       d Third Amendment to April 7, 1988 lease dated August 30, 1993 (incorporated by reference to Exhibit 10.15(d) from the 1995 Form 10-K)

        e    Fourth Amendment to April 7, 1988 lease dated August 6, 1996
             (incorporated by reference to Exhibit 10.20(e) from the 1996 Form
             10-K)

 10.27  New York Office Lease Agreement dated August 11, 1992 between Playboy
        Enterprises, Inc. and Lexington Building Co. (incorporated by reference to Exhibit 10.9(b) from the 1992 Form 10-K)

 10.28  Itasca Warehouse Lease Documents - Teachers' Retirement System of the
        State of Illinois
        a    Agreement dated as of October 20, 1992 between Teachers' Retirement
             System of the State of Illinois and Playboy Enterprises, Inc.
             (incorporated by reference to Exhibit 10.4 from the December 31,
             1992 Form 10-Q)
        b    Lease termination agreement related to the October 20, 1992 lease agreement dated May 27, 1997 (incorporated by reference to Exhibit
             10.24(b) from the 1997 Form 10-K)
      @ c    Settlement Agreement and Mutual Release dated as of February 23,
             1998 related to the October 20, 1992 lease agreement and the lease
             termination agreement dated May 27, 1997                              191-195

 10.29  Itasca Warehouse Lease Documents - Centerpoint Properties Corporation
        a    Agreement dated as of September 6, 1996 between Centerpoint
             Properties Corporation and Playboy Enterprises, Inc. (incorporated by reference to Exhibit 10.23 from the 1996 Form 10-K)
        b    Amendment to September 6, 1996 lease dated June 1, 1997
             (incorporated by reference to Exhibit 10.25(b) from the 1997 Form
             10-K)

*10.30  Selected Company Remunerative Plans
        a    Executive Protection Program dated March 1, 1990 (incorporated by reference to Exhibit 10.18(c) from the 1995 Form 10-K)
        b    Deferred Compensation Plan for Employees effective October 1, 1992
        c    Deferred Compensation Plan for Nonemployee Directors effective
             October 1, 1992
        (items (b) and (c) incorporated by reference to Exhibits 10.2(g) and
        (h), respectively, from the 1992 Form 10-K)
        d    First Amendment to Deferred Compensation Plan for Employees
             effective December 31, 1993 (incorporated by reference to Exhibit
             10.1(f) from the 1994 Form 10-K)
        e    Second Amendment to Deferred Compensation Plan for Employees
             effective April 1, 1996
        f    First Amendment to Deferred Compensation Plan for Nonemployee
             Directors effective April 1, 1996
        (items (e) and (f) incorporated by reference to Exhibits 10.24(g) and
        (h), respectively, from the 1996 Form 10-K)
        g    Third Amendment to Deferred Compensation Plan for Employees
             effective July 1, 1997
        h    Second Amendment to Deferred Compensation Plan for Nonemployee
             Directors effective July 1, 1997
        (items (g) and (h) incorporated by reference to Exhibits 10.26(g) and
        (h), respectively, from the 1997 Form 10-K)

*10.31  Selected Employment, Termination and Other Agreements
        a    Playboy Enterprises, Inc. 1989 Stock Option Plan, as amended, For
             Key Employees (the "1989 Option Plan") (incorporated by reference to Exhibit 10.4(mm) from the 1991 Form 10-K)

       b    Playboy Enterprises, Inc. 1989 Stock Option Agreement
       c    Letter dated July 18, 1990 pursuant to the June 7, 1990
            recapitalization regarding adjustment of options
       (items (b) and (c) incorporated by reference to Exhibits 10.19(c) and
       (d), respectively, from the 1995 Form 10-K)
       d    Consent and Amendment regarding the 1989 Option Plan
       e    Playboy Enterprises, Inc. 1991 Non-Qualified Stock Option Plan for
            Non-Employee Directors, as amended
       f    Playboy Enterprises, Inc. 1991 Non-Qualified Stock Option Agreement
            for Non-Employee Directors
       (items (d), (e) and (f) incorporated by reference to Exhibits 10.4(aa),
       (rr) and (nn), respectively, from the 1991 Form 10-K)
       g    Playboy Enterprises, Inc. Severance Agreement (incorporated by reference to Exhibit 10.4(vv) from the 1991 Form 10-K)
       h    Employment Agreement dated May 21, 1992 between Playboy Enterprises,
            Inc. and Anthony J. Lynn (incorporated by reference to Exhibit
            10.4(bbb) from the 1992 Form 10-K)
       i    Amendment dated August 15, 1996 regarding the Employment Agreement dated May 21, 1992 between Playboy Enterprises, Inc. and Anthony J.
            Lynn (incorporated by reference to Exhibit 10.25(i) from the 1996
            Form 10-K)
       j    Agreement dated October 16, 1996 amending the Employment Agreement dated May 21, 1992 between Playboy Enterprises, Inc. and Anthony J.
            Lynn
       k    Playboy Enterprises, Inc. Incentive Compensation Plan for Anthony J.
            Lynn
       (items (j) and (k) incorporated by reference to Exhibits 10.3(a) and (b), respectively, from the March 31, 1997 Form 10-Q)
       l    Letter Agreement dated February 26, 1993 regarding Special Incentive
            Compensation Plan for Herb Laney
       m    Memorandum dated May 1, 1996 regarding extension of Special
            Incentive Compensation Plan for Herb Laney dated February 26, 1993
       (items (l) and (m) incorporated by reference to Exhibits 10.25(j) and (k), respectively, from the 1996 Form 10-K)
       n    Memorandum dated October 11, 1996 regarding special compensation plan for Herb Laney
       o    Playboy Enterprises, Inc. Incentive Compensation Plan for Herbert M.
            Laney
       p    Employment Agreement dated April 7, 1997 between Playboy
            Enterprises, Inc. and Marianne Howatson
       q    Letter Agreement dated April 18, 1997 regarding employment of Linda
            Havard
       (items (n) through (q) incorporated by reference to Exhibits 10.3(c) through (f), respectively, from the March 31, 1997 Form 10-Q)
       r    Letter Agreement dated September 6, 1996 regarding employment of Bob
            Perkins
       s    Letter Agreement dated September 4, 1997 regarding Anthony J. Lynn's waiver of fiscal year 1998 base salary increase
       (items (r) and (s) incorporated by reference to Exhibits 10.27(r) and (s), respectively, from the 1997 Form 10-K)
       t    Letter Agreement dated September 25, 1997 regarding employment of
            Helen Isaacson
       u    Letter Agreement dated September 26, 1997 regarding employment of
            Garry Saunders
       (items (t) and (u) incorporated by reference to Exhibits 10.5(a) and (b), respectively, from the September 30, 1997 Form 10-Q)

*10.32 Form of Nonqualified Option Agreement between Playboy Enterprises, Inc. and each of Dennis S. Bookshester and Sol Rosenthal (incorporated by reference to Exhibit 4.4 from the Company's Registration Statement No. 333-30185 on Form S-8 dated November 13, 1996)

   @18    Letter regarding change in accounting principle                   196

   @21    Subsidiaries                                                      197

   @23    Consent of Independent Public Accountants                         198

   @27    Financial Data Schedules
          a    Financial Data Schedule for transition period                199
          b    Restated Financial Data Schedule for fiscal year 1997
               due to Statement 128 adoption                                200

-----
*    Indicates management compensation plan
# Certain information omitted pursuant to a request for confidential treatment filed separately with and granted by the SEC
& Certain information omitted pursuant to a request for confidential treatment filed separately with the SEC
@    Filed herewith

                       REPORT OF INDEPENDENT ACCOUNTANTS
                       ---------------------------------
                       ON FINANCIAL STATEMENT SCHEDULES
                       --------------------------------

To the Shareholders and Board of Directors
Playboy Enterprises, Inc.


     Our report on the consolidated financial statements of Playboy Enterprises, Inc. and its Subsidiaries is included on page 65 of this Form 10-K Transition Report. In connection with our audits of such financial statements, we have also audited the related financial statement schedule listed in the index on page 84 of this Form 10-K Transition Report.

  In our opinion, the financial statement schedule referred to above, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information required to be included therein.



                    Coopers & Lybrand L.L.P.


Chicago, Illinois
February 4, 1998

                  PLAYBOY ENTERPRISES, INC. AND SUBSIDIARIES
                                  SCHEDULE II
                       VALUATION AND QUALIFYING ACCOUNTS
                                (in thousands)

======================================================================================================================
      COLUMN A                                    COLUMN B               COLUMN C           COLUMN D       COLUMN E
----------------------------------------------------------------------------------------------------------------------
                                                                         Additions
                                                                  -----------------------
                                                  Balance at      Charged to   Charged to                   Balance at
                                                  Beginning       Costs and      Other                         End
         Description                              of Period        Expenses     Accounts     Deductions     of Period
-------------------------------                   ----------      ----------   ----------    ----------     ----------
Allowance deducted in the balance sheet
 from the asset to which it applies:

Six-Month Transition Period
 Ended December 31, 1997:

 Allowance for doubtful accounts                    $  3,882        $ 1,053      $   702(a)     $ 1,170(b)     $   4,467
                                                    ========        =======      =======        =======        =========

 Allowance for returns                              $ 22,747        $     -      $32,774(c)     $28,334(d)     $  27,187
                                                    ========        =======      =======        =======        =========

 Deferred tax asset valuation allowance             $ 15,870        $     -      $   634(e)     $     -        $  16,504
                                                    ========        =======      =======        =======        =========

Fiscal Year Ended June 30, 1997:

 Allowance for doubtful accounts                    $  3,009        $ 1,241      $ 1,522(a)     $ 1,890(b)     $   3,882
                                                    ========        =======      =======        =======        =========

 Allowance for returns                              $ 21,939        $     -      $64,197(c)     $63,389(d)     $  22,747
                                                    ========        =======      =======        =======        =========

 Deferred tax asset valuation allowance             $ 27,971        $     -      $ 1,385(e)     $13,486(f)     $  15,870
                                                    ========        =======      =======        =======        =========

Fiscal Year Ended June 30, 1996:

 Allowance for doubtful accounts                    $  4,837        $   504      $ 1,632(a)     $ 3,964(b)     $   3,009
                                                    ========        =======      =======        =======        =========

 Allowance for returns                              $ 20,952        $     -      $59,718(c)     $58,731(d)     $  21,939
                                                    ========        =======      =======        =======        =========

 Deferred tax asset valuation allowance             $ 28,573        $     -      $     -        $   602(e)     $  27,971
                                                    ========        =======      =======        =======        =========

Fiscal Year Ended June 30, 1995:

 Allowance for doubtful accounts                    $  3,155        $ 1,709      $ 2,042(a)     $ 2,069(b)     $   4,837
                                                    ========        =======      =======        =======        =========

 Allowance for returns                              $ 18,612        $     -      $57,057(c)     $54,717(d)     $  20,952
                                                    ========        =======      =======        =======        =========

 Deferred tax asset valuation allowance             $ 28,767        $     -      $     -        $   194(e)     $  28,573
                                                    ========        =======      =======        =======        =========

Notes:
(a) Represents provisions for unpaid subscriptions charged to net revenues. Also included in fiscal year 1996 amount was $98 related to the consolidation of the VIPress balance at the acquisition date in March 1996.

(b)  Represents uncollectible accounts less recoveries.

(c) Represents provisions charged to net revenues for estimated returns of Playboy magazine, other domestic publishing products and domestic home videos.

(d)  Represents settlements on provisions previously recorded.

(e) Represents the unrealizable portion of the change in the gross deferred tax asset during the period.

(f) Represents a federal income tax benefit resulting from a change in the realizability of the gross deferred tax asset.