Form 10-Q
period 1998-03-31
PLAYBOY ENTERPRISES INC
filed 1998-05-12
CIK 79114

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-Q


(Mark One)


[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 1998


                                 OR



[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ............. to .............


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


As of April 30, 1998, there were 4,748,954 shares of Class A Common Stock, par value $0.01 per share, and 15,792,588 shares of Class B Common Stock, par value $0.01 per share, outstanding.

                           PLAYBOY ENTERPRISES, INC.
                                   FORM 10-Q
                               TABLE OF CONTENTS


                                    PART I
                             FINANCIAL INFORMATION


                                                                            Page
                                                                            ----
Item 1.  Financial Statements

             Condensed Consolidated Statements of Operations for the
             Quarters Ended March 31, 1998 and 1997 (Unaudited)                3

             Condensed Consolidated Balance Sheets at March 31,
             1998 (Unaudited) and December 31, 1997                            4

             Condensed Consolidated Statements of Cash Flows for the
             Quarters Ended March 31, 1998 and 1997 (Unaudited)                5

             Notes to Condensed Consolidated Financial Statements            6-8

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations                                9-15

Item 3.  Quantitative and Qualitative Disclosures About Market Risk           15


                                    PART II
                               OTHER INFORMATION

Item 1.  Legal Proceedings                                                    16

Item 6.  Exhibits and Reports on Form 8-K                                     17

                  PLAYBOY ENTERPRISES, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                  for the Quarters Ended March 31 (Unaudited)
                   (In thousands, except per share amounts)


                                                            1998         1997
                                                          --------     --------
Net revenues                                              $ 71,762     $ 73,247
                                                          --------     --------

Costs and expenses
  Cost of sales                                            (61,760)     (58,853)
  Selling and administrative expenses                       (8,758)      (9,727)
                                                          --------     --------
     Total costs and expenses                              (70,518)     (68,580)
                                                          --------     --------

Operating income                                             1,244        4,667
                                                          --------     --------

Nonoperating income (expense)
  Investment income                                             34           17
  Interest expense                                            (215)         (87)
  Other, net                                                  (419)        (193)
                                                          --------     --------
     Total nonoperating expense                               (600)        (263)
                                                          --------     --------

Income before income taxes                                     644        4,404

Income tax expense                                            (584)      (1,894)
                                                          --------     --------

Net income                                                $     60     $  2,510
                                                          ========     ========

Weighted average number of common shares outstanding
  Basic                                                     20,531       20,330
                                                          ========     ========
  Diluted                                                   21,035       20,831
                                                          ========     ========

Basic and diluted net income per common share             $   0.00     $   0.12
                                                          ========     ========

    The accompanying Notes to Condensed Consolidated Financial Statements
                   are an integral part of these statements.

                  PLAYBOY ENTERPRISES, INC. AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                       (In thousands, except share data)

                                                                      (Unaudited)
                                                                       March 31,    Dec. 31,
                                                                          1998        1997
                                                                      ----------    --------
Assets
  Cash and cash equivalents                                             $    982    $    947
  Receivables, net of allowance for doubtful accounts of
    $5,137 and $4,467, respectively                                       31,425      33,324
  Inventories                                                             25,703      25,376
  Programming costs                                                       41,708      41,504
  Deferred subscription acquisition costs                                 13,000      12,143
  Other current assets                                                     9,941      11,910
                                                                        --------    --------
    Total current assets                                                 122,759     125,204
                                                                        --------    --------

  Property and equipment, at cost                                         38,051      37,945
  Accumulated depreciation                                               (28,356)    (27,892)
                                                                        --------    --------
    Property and equipment, net                                            9,695      10,053
                                                                        --------    --------

  Programming costs - noncurrent                                           9,953       8,329
  Trademarks                                                              15,288      14,978
  Net deferred tax assets                                                 13,519      13,688
  Other noncurrent assets                                                 14,252      13,695
                                                                        --------    --------

  Total assets                                                          $185,466    $185,947
                                                                        ========    ========
Liabilities
  Short-term borrowings                                                 $ 14,500    $ 10,000
  Accounts payable                                                        24,911      32,258
  Accrued salaries, wages and employee benefits                            3,498       4,499
  Reserves for losses on disposals of discontinued operations                610         610
  Income taxes payable                                                       516         627
  Deferred revenues                                                       47,065      43,216
  Other liabilities and accrued expenses                                   6,913       7,706
                                                                        --------    --------
    Total current liabilities                                             98,013      98,916

  Other noncurrent liabilities                                             8,575       8,348
                                                                        --------    --------
    Total liabilities                                                    106,588     107,264
                                                                        --------    --------
Shareholders' Equity
  Common stock, $0.01 par value
    Class A voting - 7,500,000 shares authorized; 5,042,381 issued            50          50
    Class B non-voting - 30,000,000 shares authorized; 17,098,582
      and 17,076,518 issued, respectively                                    171         171
   Capital in excess of par value                                         43,933      43,539
   Retained earnings                                                      45,317      45,257
   Foreign currency translation adjustment                                  (139)       (131)
   Unearned compensation restricted stock                                 (3,780)     (3,511)
   Less cost of treasury stock                                            (6,674)     (6,692)
                                                                        --------    --------

    Total shareholders' equity                                            78,878      78,683
                                                                        --------    --------

  Total liabilities and shareholders' equity                            $185,466    $185,947
                                                                        ========    ========

    The accompanying Notes to Condensed Consolidated Financial Statements
                   are an integral part of these statements.

                  PLAYBOY ENTERPRISES, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                  for the Quarters Ended March 31 (Unaudited)
                                (In thousands)

                                                                     1998          1997
                                                                   --------      --------
Cash Flows From Operating Activities
Net income                                                         $    60       $ 2,510
Adjustments to reconcile net income to net cash
  provided by (used for) operating activities:
    Depreciation of property and equipment                             478           576
    Amortization of intangible assets                                  438           483
    Amortization of investments in entertainment programming         4,702         4,919
    Investments in entertainment programming                        (6,530)       (7,446)
    Net change in operating assets and liabilities                  (3,056)        7,416
    Net cash used for discontinued operations                            -           (19)
    Other, net                                                          (3)          (17)
                                                                   -------       -------
      Net cash provided by (used for) operating activities          (3,911)        8,422
                                                                   -------       -------
Cash Flows From Investing Activities
Additions to property and equipment                                   (141)         (139)
Acquisitions and funding of equity
  interests in international ventures                                 (572)         (419)
Other, net                                                              23            20
                                                                   -------       -------
      Net cash used for investing activities                          (690)         (538)
                                                                   -------       -------

Cash Flows From Financing Activities
Increase (decrease) in short-term borrowings                         4,500        (7,000)
Proceeds from exercise of stock options                                 88            12
Proceeds from sales under employee stock purchase plan                  48            44
                                                                   -------       -------
      Net cash provided by (used for) financing activities           4,636        (6,944)
                                                                   -------       -------

Net increase in cash and cash equivalents                               35           940

Cash and cash equivalents at beginning of period                       947         1,061
                                                                   -------       -------

Cash and cash equivalents at end of period                         $   982       $ 2,001
                                                                   =======       =======

    The accompanying Notes to Condensed Consolidated Financial Statements
                   are an integral part of these statements.

                  PLAYBOY ENTERPRISES, INC. AND SUBSIDIARIES
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(A)  BASIS OF PREPARATION

     The financial information included herein is unaudited, but in the opinion of management, reflects all normal recurring adjustments necessary for a fair presentation of the results for the interim periods. The interim results of operations and cash flows are not necessarily indicative of such results and cash flows for the entire year. These financial statements should be read in conjunction with the financial statements and notes thereto contained in the Transition Report on Form 10-K for the period from July 1, 1997 through December 31, 1997 (the "Transition Report") of Playboy Enterprises, Inc. and its subsidiaries (the "Company").

(B)  INCOME TAXES

     The Company's net deferred tax asset declined to $13.8 million at March 31, 1998 based on taxable income for the current quarter and management's projection of calendar year 1998 taxable income. As reported in the Company's Transition Report, the deferred tax asset includes principally the anticipated benefit of net operating loss carryforwards ("NOLs"). Of the $13.8 million and $14.0 million net deferred tax assets included in the Condensed Consolidated Balance Sheets at March 31, 1998 and December 31, 1997, respectively, $0.3 million is included in "Other current assets" with the remainder segregated as "Net deferred tax assets."

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

     In order to fully realize the net deferred tax asset of $14.0 million at December 31, 1997, the Company will need to generate future taxable income of approximately $41.2 million prior to the expiration, beginning in 2004, of the Company's NOLs. Management believes that it is more likely than not that the required amount of such taxable income will be realized. Management will periodically reconsider the assumptions utilized in the projection of future earnings and, if warranted, increase or decrease the amount of deferred tax assets through an adjustment to the valuation allowance.

(C)  INCOME PER COMMON SHARE

     The following table sets forth the computation of basic and diluted earnings per share ("EPS") (in thousands, except per share amounts):

                                                            (Unaudited)
                                                           Quarters Ended
                                                              March 31,
                                                              ---------
                                                           1998      1997
     ----------------------------------------------------------------------
     Numerator:
          For basic and diluted EPS--net income
            available to common shareholders              $    60   $ 2,510
     ======================================================================

     Denominator:
          Denominator for basic EPS--
            weighted-average shares                        20,531    20,330
     ----------------------------------------------------------------------
          Effect of dilutive potential common shares:
            Stock options                                     504       376
            Nonvested restricted stock awards                   -       125
     ----------------------------------------------------------------------
              Dilutive potential common shares                504       501
     ----------------------------------------------------------------------
          Denominator for diluted EPS--
            adjusted weighted-average shares               21,035    20,831
     ======================================================================

     Basic and diluted EPS
          Net income                                      $  0.00   $  0.12
     ======================================================================

     During the quarter ended March 31, 1998, approximately 340,000 weighted-average shares of Class B restricted stock awards outstanding were not included in the computation of diluted EPS as the operating income objectives applicable to these restricted awards were not met during that period.

(D)  INVENTORIES

     Inventories, which are stated at the lower of cost (average cost and specific cost) or market, consisted of the following (in thousands):

                                                (Unaudited)
                                                 March 31,      Dec. 31,
                                                   1998           1997
                                                   ----           ----
       Paper                                     $ 9,415         $ 7,573
       Editorial and other prepublication costs    5,690           6,002
       Merchandise finished goods                 10,598          11,801
                                                 -------         -------

       Total inventories                         $25,703         $25,376
                                                 =======         =======

(E)  TREASURY STOCK

     Treasury stock consisted of 293,427 Class A common shares and 970,716 Class B common shares at March 31, 1998. At December 31, 1997, treasury stock consisted of 293,427 Class A common shares and 974,227 Class B common shares.

(F)  CONTINGENCIES



     In January 1993, the Company received a General Notice from the United States Environmental Protection Agency (the "EPA") as a "potentially responsible party" ("PRP") in connection with a site identified as the Southern Lakes Trap & Skeet Club, apparently located at the Resort-Hotel in Lake Geneva, Wisconsin (the "Resort"), formerly owned by a subsidiary of the Company. The Resort was sold by the Company's subsidiary to LG Americana-GKP Joint Venture in 1982. Two other entities were also identified as PRPs in the notice. The notice relates to actions that may be ordered taken by the EPA to sample for and remove contamination in soils and sediments, purportedly caused by skeet shooting activities at the Resort property. During fiscal year 1994, the EPA advised the Company of its position that the area of land requiring remediation is approximately twice the size of the initial site. The Company believes that it has established adequate reserves, which totaled $0.6 million at March 31, 1998, to cover the eventual cost of its anticipated share (based on an agreement with one of the other PRPs) of any agreed upon remediation.


(G)  SUBSEQUENT EVENT

     On April 20, 1998, the Company and Spice Entertainment Companies, Inc. ("Spice"), a competitor in the adult movie service industry, announced that they had modified the terms of their February 4, 1998 agreement whereby the Company will acquire all of the outstanding shares of Spice, subject to the satisfactory completion of the items discussed below. For each share of Spice stock, shareholders will receive the sum of $3.60 in cash and approximately 0.1371 shares of the Company's Class B stock. The total transaction value, including the assumption of debt, is expected to be approximately $100 million (subject to a collar designed to provide a minimum value of $2.20 or a maximum value of $2.88 per Spice share). It is expected that the acquisition will be accounted for under the purchase method of accounting. The Company expects to initially finance the cash portion of the purchase price through a new bank credit agreement.

     Under the terms of the agreement, Spice's shareholders will retain ownership of Spice's digital operations center, its option to acquire the outstanding stock of Emerald Media, Inc., a provider of adult entertainment in the C-Band market, and certain rights to a library of adult films. Spice's domestic networks, Spice and Adam & Eve, reached approximately 22.4 million households at December 31, 1997 and reported revenues of $33.6 million for the 12 months ended December 31, 1997.

     Consummation of the proposed transaction is subject to definitive documentation, approval by the shareholders of Spice, receipt of a fairness opinion by Spice and other customary closing conditions. The waiting period under the Hart-Scott Rodino Antitrust Improvements Act has expired. Closing of the transaction is expected to occur during the third quarter of calendar year 1998, however, there is no assurance that any definitive agreement regarding the sale of Spice will be reached or that the transaction will be completed.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS
               OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
              (In millions of dollars, except per share amounts)


RESULTS OF OPERATIONS

     The Company's revenues decreased 2% to $71.8 for the quarter ended March 31, 1998 compared to $73.2 for the quarter ended March 31, 1997 (the "prior year quarter"). The decrease was primarily as a result of lower Publishing Group revenues as well as lower revenues from the Entertainment Group as higher revenues from Playboy TV were more than offset by a guarantee recognized in the prior year quarter related to domestic home video backlist titles.

     The Company reported operating income of $1.2 for the quarter ended March 31, 1998 compared to $4.7 in the prior year quarter. The decrease was primarily due to lower operating income for the Publishing and Entertainment Groups.

     Net income for the quarter ended March 31, 1998 was $0.1, or basic and diluted EPS of $0.00, compared to $2.5, or basic and diluted EPS of $0.12, for the prior year quarter.

     Net income for the quarter ended March 31, 1998, adjusted to eliminate federal income tax expense that will not be paid due to the Company's net operating loss and tax credit carryforwards, was $0.2, or basic and diluted EPS of $0.01, compared to $3.8, or basic EPS of $0.19 and diluted EPS of $0.18, for the prior year quarter.

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

Publishing Group

     The revenues and operating income of the Publishing Group were as follows for the periods indicated below:

                                                                  Quarters Ended
                                                                    March 31,
                                                                  --------------
                                                                   1998     1997
                                                                  -----    -----
Revenues
Playboy Magazine................................................  $24.0    $24.3
Other Domestic Publishing.......................................    3.8      5.1
International Publishing........................................    2.2      2.4
                                                                  -----    -----
    Total Revenues..............................................  $30.0    $31.8
                                                                  =====    =====

Operating Income................................................  $ 0.1    $ 1.6
                                                                  =====    =====

     Publishing Group revenues decreased $1.8, or 5%, for the quarter ended March 31, 1998 compared to the prior year quarter largely due to lower revenues from newsstand specials.

     For the quarter ended March 31, 1998, Playboy magazine revenues declined $0.3, or 1%, compared to the prior year quarter. Advertising revenues were $0.8, or 11%, lower primarily due to 12% fewer ad pages in the current year quarter. Advertising sales for the calendar year 1998 second quarter issues of the magazine are closed, and the Company expects to report 5% fewer ad pages and 4% lower ad revenues compared to the quarter ended June 30, 1997. Playboy magazine circulation revenues remained relatively stable for the quarter ended March 31, 1998 as higher subscription revenues were basically offset by lower newsstand revenues. Subscription revenues were $1.2, or 9%, higher largely due to more subscription copies served while newsstand revenues were $1.3, or 30%, lower principally as the result of 26% fewer U.S. and Canadian newsstand copies sold in the current year quarter. The lower newsstand revenues are due in part to the consolidation taking place nationally in the single-copy magazine distribution system which the Company expects will continue to adversely affect newsstand revenues. Licensing revenues of $0.5 favorably impacted the current year quarter.

     Revenues from other domestic publishing businesses decreased $1.3, or 24%, compared to the prior year quarter primarily due to lower revenues from newsstand specials principally due to fewer copies sold in the current year quarter.

     International publishing revenues decreased $0.2, or 6%, compared to the prior year quarter primarily due to lower royalties from Russia and Taiwan, partially offset by higher royalties from Brazil.

     For the quarter ended March 31, 1998, Publishing Group operating income decreased $1.5, or 91%, compared to the prior year quarter primarily due to the net decrease in revenues discussed above. Operating income is expected to be materially adversely impacted later in calendar year 1998 due to a 7% paper price increase effective January 1, 1998. As a result of the timing of production schedules and paper inventory levels, this increase did not impact the group's results for the quarter ended March 31, 1998.

Entertainment Group

     The revenues and operating income of the Entertainment Group were as follows for the periods indicated below:

                                                                  Quarters Ended
                                                                    March 31,
                                                                  --------------
                                                                   1998     1997
                                                                  -----    -----
Revenues
Playboy TV
    Cable.......................................................  $ 5.4    $ 5.7
    Satellite Direct-to-Home....................................    7.9      6.1
    Off-Network Productions and Other...........................    0.2      0.2
                                                                  -----    -----
Total Playboy TV................................................   13.5     12.0
Domestic Home Video.............................................    1.5      3.2
International TV and Home Video.................................    1.7      2.3
                                                                  -----    -----
Total Playboy Businesses........................................   16.7     17.5
AdulTVision.....................................................    1.4      1.1
Movies and Other................................................    0.2      0.6
                                                                  -----    -----
    Total Revenues..............................................  $18.3    $19.2
                                                                  =====    =====

Operating Income
Profit Contribution Before Playboy Businesses
 Programming Expense............................................  $ 9.4    $10.7
Playboy Businesses Programming Expense..........................   (4.5)    (4.5)
                                                                  -----    -----
    Total Operating Income......................................  $ 4.9    $ 6.2
                                                                  =====    =====

     The following discussion focuses on the profit contribution of each Playboy business before Playboy businesses programming expense ("profit contribution").

Playboy TV

     For the quarter ended March 31, 1998, revenues of $13.5 from the Company's branded domestic pay television service, Playboy TV, were $1.5, or 12%, higher compared to the prior year quarter.

     Cable revenues were $0.3, or 7%, lower compared to the prior year quarter largely due to the estimated negative effect of the enforcement of Section 505 of the Telecommunications Act of 1996 (the "Telecommunications Act"), including a decline in the average number of subscribing households due to some system drops, partially offset by higher retail rates. At March 31, 1998, Playboy TV was available to approximately 11.3 million cable addressable households, a 3% increase compared to March 31, 1997. Of the 11.3 million cable addressable households, only an estimated 2.3 million could receive Playboy TV on a 24-hour basis, a 2.6 million, or 53%, decrease compared to March 31, 1997. The drop in households with 24-hour availability began in the fourth quarter of fiscal year 1997 concurrent with enforcement of Section 505 of the Telecommunications Act ("Section 505"). The number of total cable addressable households to which Playboy TV was available at March 31, 1998 decreased 3% from December 31, 1997, while households with 24-hour availability increased 0.3 million, or 15%, over the same period.

     Management believes that the Company's revenues attributable to its domestic pay television cable services will continue to be materially adversely affected as a result of enforcement of Section 505, which commenced May 18, 1997, due to reduced buy rates from the systems that roll back carriage to a 10:00 p.m. start time, subscriber declines and reduced carriage from cable operators due to aggressive competition for carriage from all program suppliers. The Company has estimated that the Entertainment Group's calendar year 1998 revenues will be reduced by approximately $3.5, and approximately $25 (at present value at 6%) over the next ten years, due to Section 505. These amounts do not take into account the loss of revenues due to the slowing of access to new homes and of upgrading of old homes from ten to 24 hours. The Company is pursuing in the United States District Court in Wilmington, Delaware (the "Delaware District Court") its case challenging on constitutional grounds the validity of Section 505 and is seeking a permanent injunction against the enforcement of Section 505. The Company's full case on the merits was heard by the Delaware District Court in March 1998. A decision is expected by summer 1998. There can be no assurance that the Delaware District Court will grant such an injunction. See "Legal Proceedings."

     Additionally, management believes that the growth in cable access for the Company's domestic pay television businesses has slowed in recent years due to the effects of cable reregulation by the Federal Communications Commission (the "FCC"), including the "going-forward rules" announced in fiscal year 1995 which provide cable operators with incentives to add basic services. As cable operators have utilized available channel space to comply with "must-carry" provisions, mandated retransmission consent agreements and "leased access" provisions, competition for channel space has increased. Further, the delay of new technology, primarily digital set-top converters, has constrained the expected increase in channel capacity. Management believes that growth will continue to be affected in the near term until digital technology (which is unaffected by Section 505) becomes more available. Ultimately, the Company believes that its pay television networks will be available to the vast majority of cable households on a 24-hour basis.

     Higher satellite direct-to-home ("DTH") revenues more than offset the cable decline and were $1.8, or 30%, higher for the quarter ended March 31, 1998 primarily due to significant increases in addressable universes for DirecTV and PrimeStar and, beginning in March 1997, the availability of monthly subscriptions through PrimeStar. DTH is unaffected by Section 505. As expected, revenues from TVRO, or the big-dish market, continued to decline. Playboy TV was available to approximately 8.4 million DTH households, including approximately 275,000 monthly subscribers, at March 31, 1998, an increase of 40% and 24% compared to March 31, 1997 and December 31, 1997, respectively.

     Profit contribution for Playboy TV increased $0.7 for the quarter ended March 31, 1998 primarily due to the net increase in revenues discussed above, partially offset by favorable music licensing settlements in the prior year quarter.

Domestic Home Video

     Domestic home video revenues and profit contribution decreased $1.7 and $1.6, respectively, for the quarter ended March 31, 1998 compared to the prior year quarter. These decreases were primarily due to a guarantee recorded in the prior year quarter related to the final year of a three-year backlist distribution agreement with Universal Music & Video Distribution that was extended through June 1998. The Company is currently in negotiations for a new distribution agreement which it anticipates executing in the second quarter.

International TV and Home Video

     For the quarter ended March 31, 1998, revenues and profit contribution from the international TV and home video business decreased $0.6 and $0.7, respectively, compared to the prior year quarter. These decreases were largely due to lower international home video sales to Taiwan, primarily as a result of poor economic conditions in that country. Variations in quarterly performance are caused by revenues and profit contribution from the recognition of tier sales depending upon the timing of program delivery, license periods and other factors.

Playboy Businesses Programming Expense

     Programming amortization expense associated with the Entertainment Group's Playboy businesses discussed above was flat for the quarter ended March 31, 1998 compared to the prior year quarter.

AdulTVision

     AdulTVision revenues increased $0.3, or 25%, for the quarter ended March 31, 1998 compared to the prior year quarter primarily due to higher revenues from the domestic network principally due to an increase in the addressable universe, despite the estimated negative effect of the enforcement of Section 505 as previously discussed. At March 31, 1998, the network was available domestically to approximately 7.7 million cable addressable and DTH households, a 57% and 31% increase from March 31, 1997 and December 31, 1997, respectively. AdulTVision is also available internationally. For the quarter ended March 31, 1998, operating income increased $0.1 as the higher revenues were largely offset by higher marketing costs.

Movies and Other

     For the quarter ended March 31, 1998, revenues and operating income from movies and other businesses decreased $0.4 and $0.1, respectively, primarily due to lower revenues related to feature films. The Entertainment Group's administrative expenses for the quarter ended March 31, 1998 decreased $0.3 compared to the prior year quarter primarily due to lower performance-related variable compensation expense.

Product Marketing Group

     The revenues and operating income of the Product Marketing Group were as follows for the periods indicated below:

                                                                  Quarters Ended
                                                                    March 31,
                                                                  --------------
                                                                   1998     1997
                                                                  -----    -----
Revenues........................................................  $ 2.6    $ 2.0
                                                                  =====    =====

Operating Income................................................  $ 0.7    $ 0.9
                                                                  =====    =====

     Revenues for the quarter ended March 31, 1998 increased $0.6, or 29%, compared to the prior year quarter. The increase was primarily due to higher revenues from Special Editions, Ltd. ("SEL") as a result of a barter agreement related to the sale of prints and posters from the Company's art publishing inventory, partially offset by lower international product licensing royalties, principally from China.

     Operating income of $0.7 for the quarter ended March 31, 1998 decreased $0.2, or 26%, compared to the prior year quarter primarily due to the lower international royalties. The higher SEL revenues were mostly offset by higher associated costs.

Catalog Group

     The revenues and operating income of the Catalog Group were as follows for the periods indicated below:

                                                                  Quarters Ended
                                                                    March 31,
                                                                  --------------
                                                                   1998     1997
                                                                  -----    -----
Revenues........................................................  $19.4    $19.5
                                                                  =====    =====

Operating Income................................................  $ 1.0    $ 1.2
                                                                  =====    =====

     For the quarter ended March 31, 1998, revenues of the Catalog Group were relatively stable compared to the prior year quarter as higher revenues from the Collectors' Choice Music catalog, primarily attributable to higher circulation, were offset by lower revenues from the Critics' Choice Video catalog. Critics' Choice Video was favorably impacted by sales in the current year quarter from the The Big Book of Movies catalog first available in October 1997, however these sales were more than offset by lower circulation and lower response rates.

     Catalog Group operating income decreased $0.2, or 10%, for the quarter ended March 31, 1998 compared to the prior year quarter primarily due to slightly higher costs.

Casino Gaming Group

     The Company anticipates the opening of the Playboy Casino and Beach Hotel in Rhodes, Greece in calendar year 1998. The Company is also exploring additional casino gaming opportunities. Expenses of $0.2 were incurred in the quarter ended March 31, 1998 principally related to executive staffing.

Playboy Online Group

     Beginning with the quarter ended March 31, 1998, Playboy Online results, which were previously reported in the Publishing and Catalog Groups, are now reported as a separate operating group. The group's results include advertising sales from Playboy.com, the Company's free site on the Internet; subscription sales to Playboy Cyber Club, the Company's pay site on the Internet; and e-commerce sales from all of the Company's online catalog offerings. The revenues and operating loss of the Playboy Online Group were as follows for the periods indicated below:

                                                                  Quarters Ended
                                                                    March 31,
                                                                  --------------
                                                                   1998     1997
                                                                  -----    -----
Revenues........................................................  $ 1.4    $ 0.8
                                                                  =====    =====

Operating Loss..................................................  $(0.7)   $   -
                                                                  =====    =====

     For the quarter ended March 31, 1998, Playboy Online Group revenues increased $0.6, or 84%, compared to the prior year quarter primarily due to subscription revenues in the current year quarter related to Playboy Cyber Club, which launched in the summer of 1997. Additionally, e-commerce revenues increased compared to the prior year quarter primarily due to the launches of CCMusic and CCVideo, online versions of the Collectors' Choice Music and Critics' Choice Video catalogs, in the summer and fall of 1997, respectively.

     For the quarter ended March 31, 1998, the Playboy Online Group reported an operating loss of $0.7 compared to breakeven results in the prior year quarter. The current year quarter included higher planned investments related to the group's continued growth and development.

Corporate Administration and Promotion

     Corporate administration and promotion expense of $4.6 for the quarter ended March 31, 1998 decreased $0.6, or 11%, compared to the prior year quarter primarily due to performance-related variable compensation expense and higher investment spending on corporate marketing in the prior year quarter. Partially offsetting the above were higher executive compensation expenses in the current year quarter due in part to filling the chief financial officer position in May 1997.

LIQUIDITY AND CAPITAL RESOURCES

     At March 31, 1998, the Company had $1.0 in cash and cash equivalents and $14.5 in short-term borrowings, compared to $0.9 in cash and cash equivalents and $10.0 in short-term borrowings at December 31, 1997. The Company expects to meet its short- and long-term cash requirements through its revolving credit agreement and cash generated from operations.

Cash Flows From Operating Activities

     Net cash used for operating activities was $3.9 for the quarter ended March 31, 1998 compared to net cash provided of $8.4 for the prior year quarter. Cash used for operating assets and liabilities was $3.1 in the current year quarter compared to cash provided of $7.4 in the prior year quarter. Cash used for accounts payable increased $5.7 in the current year quarter primarily due to the timing of payments for the Critics' Choice Video catalog and Entertainment Group profit participation. Additionally, cash used for accrued employee costs was $1.0 in the current year quarter compared to cash provided of $2.4 in the prior year quarter largely due to the Company's change in fiscal year end. The Company invested $6.5 in Company-produced and licensed entertainment programming during the current year quarter compared to $7.4 in the prior year quarter, and expects to invest approximately $24.8 in such programming during the remainder of calendar year 1998.

Cash Flows From Investing Activities

     Net cash used for investing activities was $0.7 for the quarter ended March 31, 1998 compared to $0.5 in the prior year quarter.

Cash Flows From Financing Activities

     Net cash provided by financing activities was $4.6 for the quarter ended March 31, 1998 compared to net cash used of $6.9 for the prior year quarter. This increase was principally due to a $4.5 increase in the level of short-term borrowings under the Company's revolving line of credit in the current year quarter to finance ongoing operations, compared to a $7.0 decrease in the level of short-term borrowings in the prior year quarter.

Income Taxes

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

     Management believes that it is more likely than not that the required amount of such taxable income will be generated in years subsequent to December 31, 1997 and prior to the expiration of the Company's NOLs to realize the $14.0 net deferred tax asset at December 31, 1997. The Company's net deferred tax asset declined to $13.8 at March 31, 1998 based on taxable income for the current quarter and management's projection of calendar year 1998 taxable income. Following is a summary of the bases for management's belief that a valuation allowance of $16.5 at December 31, 1997 is adequate, and that it is more likely than not that the net deferred tax asset of $14.0 at December 31, 1997 will be realized:

 .    In establishing the net deferred tax asset, management reviewed the components of the Company's NOLs and determined that they primarily resulted from several nonrecurring events, which were not indicative of the Company's ability to generate future earnings.

 .    The Company continues to generate meaningful earnings, particularly from the Entertainment Group, and the Company's substantial investments in this group are anticipated to lead to increased earnings in future years.

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

Other

     In January 1993, the Company received a General Notice from the EPA as a PRP in connection with a site identified as the Southern Lakes Trap & Skeet Club, apparently located at the Resort, formerly owned by a subsidiary of the Company. The Resort was sold by the Company's subsidiary to LG Americana-GKP Joint Venture in 1982. Two other entities were also identified as PRPs in the notice. The notice relates to actions that may be ordered taken by the EPA to sample for and remove contamination in soils and sediments, purportedly caused by skeet shooting activities at the Resort property. During fiscal year 1994, the EPA advised the Company of its position that the area of land requiring remediation is approximately twice the size of the initial site. The Company believes that it has established adequate reserves, which totaled $0.6 at March 31, 1998, to cover the eventual cost of its anticipated share (based on an agreement with one of the other PRPs) of any agreed upon remediation.

     On December 18, 1995, BrandsElite International Corporation, an Ontario, Canada corporation ("BrandsElite"), filed a complaint against the Company in the Circuit Court of Cook County, Illinois (the "Illinois Circuit Court"). In the complaint, BrandsElite, an international distributor of premium merchandise, including liquor, perfume, cosmetics and luxury gifts, principally to duty-free retailers, alleges that the Company breached a product license agreement, shortly after its execution by the Company in October 1995. The agreement provided for the appointment of BrandsElite as the exclusive, worldwide licensee of the Playboy trademark and tradename with respect to the sale of cognac and possibly some deluxe whiskeys. The Company had advised BrandsElite that it had determined not to proceed with the transaction and disputes strongly BrandsElite's allegation that as a result of the

Company's breach, BrandsElite has suffered millions of dollars of damages in future lost profits and diminished value of its stock. BrandsElite also seeks to recoup out-of-pocket expenses, fees and costs incurred in bringing the action. The license agreement provides for recovery by a party in any judgment entered in its favor of attorneys' fees and litigation expenses, together with such court costs and damages as are provided by law. The action is in discovery and is likely to go to trial during calendar year 1998. On October 22, 1997, the Company filed a motion for partial summary judgment challenging BrandsElite's claims for future lost profits and stock market valuation damages. On March 4, 1998, the Illinois Circuit Court granted the portion of the Company's motion relating to stock market valuation damages but denied the portion of the motion relating to future lost profits. BrandsElite's expert reports on damages assert future lost profits damages ranging from $3.5 to $12.5.

     In response to the Year 2000 issue, the Company has begun to identify, evaluate and implement changes to its existing computerized business systems. The Company is addressing the issue through a combination of modifications to existing programs and conversions to Year 2000 compliant software. In addition, the Company is communicating with its vendors and other service providers to ensure that their products and business systems will be Year 2000 compliant. If modifications and conversions by the Company and those it conducts business with were not made in a timely manner, the Year 2000 issue could have a material adverse affect on the Company's business, financial condition, and results of operations. Certain key systems of the Company have already been identified as Year 2000 compliant, including financial applications and Playboy Online operations. Although the Company is still quantifying the impact, the early estimate of the total costs associated with the required modifications and conversions are expected to be approximately $2.0, of which approximately $1.0 is expected to be expensed in calendar year 1998. These costs are being expensed as incurred.

Forward-Looking Statements

     This Form 10-Q Report contains "forward-looking statements," including statements in "Management's Discussion and Analysis of Financial Condition and Results of Operations," as to expectations, beliefs, plans, objectives and future financial performance, and assumptions underlying or concerning the foregoing. Such forward-looking statements involve risks and uncertainties which could cause actual results or outcomes to differ materially from those expressed in the forward-looking statements. The following are some of the important factors that could cause actual results or outcomes to differ materially from those discussed in the forward-looking statements: (1) government actions or initiatives, including (a) attempts to limit or otherwise regulate the sale of adult-oriented materials, including print, video and online materials or businesses such as casino gaming, (b) regulation of the advertisement of tobacco products, or (c) substantive changes in postal regulations or rates, (2) further increases in paper prices, (3) changes in distribution technology and/or unforeseen delays in the implementation of such technology by the cable and satellite industries that might affect the Company's plans and assumptions regarding carriage of its program services, (4) increased competition for advertisers from other publications and media or any significant decrease in spending by advertisers generally or with respect to the adult male market, (5) increased competition for transponders and channel space, and any decline in the Company's access to, and acceptance by, cable and DTH systems, and (6) the effects of the consolidation taking place nationally in the single-copy magazine distribution system.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     Not required as the Company's market capitalization was less than $2.5 billion as of January 28, 1997.

LEGAL PROCEEDINGS

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

     Management believes that the Company's revenues attributable to its domestic pay television cable services will continue to be materially adversely affected as a result of enforcement of Section 505, which commenced May 18, 1997, due to reduced buy rates from the systems that roll back carriage to a 10:00 p.m. start time, subscriber declines and reduced carriage from cable operators due to aggressive competition for carriage from all program suppliers. The Company has estimated that the Entertainment Group's calendar year 1998 revenues will be reduced by approximately $3.5 million, and approximately $25 million (at present value at 6%) over the next ten years, due to Section 505. These amounts do not take into account the loss of revenues due to the slowing of access to new homes and of upgrading of old homes from ten to 24 hours. The Company is pursuing in the Delaware District Court its case challenging on constitutional grounds the validity of Section 505 and is seeking a permanent injunction against the enforcement of Section 505. The Company's full case on the merits was heard by the Delaware District Court in March 1998. A decision is expected by summer 1998. There can be no assurance that the Delaware District Court will grant such an injunction.

     On December 18, 1995, BrandsElite filed a complaint against the Company in the Illinois Circuit Court. In the complaint, BrandsElite, an international distributor of premium merchandise, including liquor, perfume, cosmetics and luxury gifts, principally to duty-free retailers, alleges that the Company breached a product license agreement, shortly after its execution by the Company in October 1995. The agreement provided for the appointment of BrandsElite as the exclusive, worldwide licensee of the Playboy trademark and tradename with respect to the sale of cognac and possibly some deluxe whiskeys. The Company had advised BrandsElite that it had determined not to proceed with the transaction and disputes strongly BrandsElite's allegation that as a result of the Company's breach, BrandsElite has suffered millions of dollars of damages in future lost profits and diminished value of its stock. BrandsElite also seeks to recoup out-of-pocket expenses, fees and costs incurred in bringing the action. The license agreement provides for recovery by a party in any judgment entered in its favor of attorneys' fees and litigation expenses, together with such court costs and damages as are provided by law. The action is in discovery and is likely to go to trial during calendar year 1998. On October 22, 1997, the Company filed a motion for partial summary judgment challenging BrandsElite's claims for future lost profits and stock market valuation damages. On March 4, 1998, the Illinois Circuit Court granted the portion of the Company's motion relating to stock market valuation damages but denied the portion of the motion relating to future lost profits. BrandsElite's expert reports on damages assert future lost profits damages ranging from $3.5 million to $12.5 million.

EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits

Exhibit
Number                            Description
------                            -----------

    3     Composite bylaws of the Company (as amended)

#10.1 DBS License Agreement dated April 1, 1997 between Playboy Entertainment Group, Inc. and PrimeStar Partners, L.P. regarding the satellite distribution of Playboy TV or any other service mark that retains a Playboy Mark

 10.2 Playboy Mansion West Lease Agreement, as amended, between Playboy Enterprises, Inc. and Hugh M. Hefner

          a    Amendment to June 1, 1979 lease dated January 12, 1998

 10.3     Chicago Office Lease Documents
          a    Fifth Amendment to April 7, 1988 lease dated March 19, 1998

   27     Financial Data Schedule

----------
# Certain information omitted pursuant to a request for confidential treatment filed separately with the Securities and Exchange Commission

(b)  Reports on Form 8-K

     During the quarter ended March 31, 1998, the Company filed a Current Report on Form 8-K dated February 4, 1998 under Item 5 of such report. The purpose of this report was for the Company and Spice to announce an agreement whereby the Company will acquire all of the outstanding shares of Spice, subject to the satisfactory completion of various items.

                                  SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                PLAYBOY ENTERPRISES, INC.
                                -------------------------
                                      (Registrant)


Date May 12, 1998               By  s/  Linda Havard
     ---------------               ------------------------
                                        Linda  Havard
                                        Executive Vice President,
                                        Finance and Operations,
                                        and Chief Financial Officer
                                        (Authorized Officer and
                                        Principal Financial and
                                        Accounting Officer)