Form 10-Q
period 1998-06-30
PLAYBOY ENTERPRISES INC
filed 1998-08-12
CIK 79114

               UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D.C. 20549

                                   FORM 10-Q


(Mark One)


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 1998

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


As of July 31, 1998, there were 4,748,954 shares of Class A Common Stock, par value $0.01 per share, and 15,796,847 shares of Class B Common Stock, par value $0.01 per share, outstanding.

                           PLAYBOY ENTERPRISES, INC.
                                   FORM 10-Q
                               TABLE OF CONTENTS


                                    PART I
                             FINANCIAL INFORMATION

                                                                          Page
                                                                          ----
Item 1.  Financial Statements

             Condensed Consolidated Statements of Operations for the
             Quarters Ended June 30, 1998 and 1997 (Unaudited)               3

             Condensed Consolidated Statements of Operations for the
             Six Months Ended June 30, 1998 and 1997 (Unaudited)             4

             Condensed Consolidated Balance Sheets at June 30,
             1998 (Unaudited) and December 31, 1997                          5

             Condensed Consolidated Statements of Cash Flows for the
             Six Months Ended June 30, 1998 and 1997 (Unaudited)             6

             Notes to Condensed Consolidated Financial Statements          7-9

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations                             10-18

Item 3.  Quantitative and Qualitative Disclosures About Market Risk         18

                                    PART II
                               OTHER INFORMATION

Item 1.  Legal Proceedings                                                  19

Item 5.   Other Information                                                 20

Item 6.  Exhibits and Reports on Form 8-K                                   21

                  PLAYBOY ENTERPRISES, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                  for the Quarters Ended June 30 (Unaudited)
                   (In thousands, except per share amounts)

                                                       1998          1997
                                                      -------      --------
Net revenues                                          $77,820      $ 77,373
                                                      -------      --------

Costs and expenses
  Cost of sales                                       (63,468)      (64,108)
  Selling and administrative expenses                 (10,361)       (9,881)
                                                      -------      --------
    Total costs and expenses                          (73,829)      (73,989)
                                                      -------      --------
Operating income                                        3,991         3,384
                                                      -------      --------

Nonoperating income (expense)
  Investment income                                        17            21
  Interest expense                                       (345)          (41)
  Other, net                                              (37)         (349)
                                                      -------      --------

    Total nonoperating expense                           (365)         (369)
                                                      -------      --------

Income before income taxes                              3,626         3,015

Income tax benefit (expense)                           (1,547)       12,007
                                                      -------      --------

Net income                                            $ 2,079      $ 15,022
                                                      =======      ========

Weighted average number of common shares outstanding

  Basic                                                20,541        20,362
                                                      =======      ========
  Diluted                                              21,111        20,855
                                                      =======      ========


Net income per common share

  Basic                                               $  0.10      $   0.74
                                                      =======      ========

  Diluted                                             $  0.10      $   0.72
                                                      =======      ========

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

                  PLAYBOY ENTERPRISES, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                 for the Six Months Ended June 30 (Unaudited)
                   (In thousands, except per share amounts)


                                                          1998           1997
                                                       ---------      ---------
Net revenues                                           $ 149,582      $ 150,620
                                                       ---------      ---------

Costs and expenses
  Cost of sales                                         (125,228)      (122,961)
  Selling and administrative expenses                    (19,119)       (19,608)
                                                       ---------      ---------
     Total costs and expenses                           (144,347)      (142,569)
                                                       ---------      ---------

Operating income                                           5,235          8,051
                                                       ---------      ---------


Nonoperating income (expense)
  Investment income                                           51             38
  Interest expense                                          (560)          (128)
  Other, net                                                (456)          (542)
                                                       ---------      ---------

    Total nonoperating expense                              (965)          (632)
                                                       ---------      ---------

Income before income taxes                                 4,270          7,419

Income tax benefit (expense)                              (2,131)        10,113
                                                       ---------      ---------

Net income                                             $   2,139      $  17,532
                                                       =========      =========

Weighted average number of common shares outstanding

  Basic                                                   20,536         20,346
                                                       =========      =========
  Diluted                                                 21,073         20,843
                                                       =========      =========

Net income per common share

  Basic                                                $    0.10      $    0.86
                                                       =========      =========
  Diluted                                              $    0.10      $    0.84
                                                       =========      =========

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

                   PLAYBOY ENTERPRISES, INC. AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                       (In thousands, except share data)



                                                                            (Unaudited)
                                                                             June 30,   Dec. 31,
                                                                               1998      1997
                                                                            ----------- --------
Assets
 Cash and cash equivalents                                                   $    980   $    947
 Receivables, net of allowance for doubtful accounts of
  $5,551 and $4,467, respectively                                              38,086     33,324
 Inventories                                                                   27,896     25,376
 Programming costs                                                             41,703     41,504
 Deferred subscription acquisition costs                                       11,455     12,143
 Other current assets                                                          11,963     11,910
                                                                             --------   --------
  Total current assets                                                        132,083    125,204
                                                                             --------   --------
 Property and equipment, at cost                                               38,663     37,945
 Accumulated depreciation                                                     (28,879)   (27,892)
                                                                             --------   --------
  Property and equipment, net                                                   9,784     10,053
                                                                             --------   --------
 Programming costs - noncurrent                                                 9,398      8,329
 Trademarks                                                                    15,853     14,978
 Net deferred tax assets                                                       12,993     13,688
 Other noncurrent assets                                                       16,404     13,695
                                                                             --------   --------
 Total assets                                                                $196,515   $185,947
                                                                             ========   ========
Labilities
 Short-term borrowings                                                       $ 21,500   $ 10,000
 Accounts payable                                                              30,670     32,258
 Accrued salaries, wages and employee benefits                                  3,178      4,499
 Reserves for losses on disposals of discontinued operations                      609        610
 Income taxes payable                                                             984        627
 Deferred revenues                                                             42,531     43,216
 Other liabilities and accrued expenses                                         7,344      7,706
                                                                             --------   --------
  Total current liabilities                                                   106,816     98,916

 Other noncurrent liabilities                                                   8,642      8,348
                                                                             --------   --------
  Total liabilities                                                           115,458    107,264
                                                                             --------   --------
Shareholders' Equity

 Common stock, $0.01 par value
  Class A voting - 7,500,000 shares authorized; 5,042,381 issued                   50         50
  Class B non-voting - 30,000,000 shares authorized; 17,103,810
   and 17,076,518 issued, respectively                                            171        171
 Capital in excess of par value                                                44,057     43,539
 Retained earnings                                                             47,396     45,257
 Foreign currency translation adjustment                                         (141)      (131)
 Unearned compensation restricted stock                                        (3,823)    (3,511)
 Less cost of treasury stock                                                   (6,653)    (6,692)
                                                                             --------   --------
  Total shareholders' equity                                                   81,057     78,683
                                                                             --------   --------
 Total liabilities and shareholders' equity                                  $196,515   $185,947
                                                                             ========   ========


The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

                   PLAYBOY ENTERPRISES, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                  for the Six Months Ended June 30 (Unaudited)
                                 (In thousands)

                                                               1998       1997
                                                             ---------  ---------
Cash Flows From Operating Activities
Net income                                                   $  2,139   $ 17,532
Adjustments to reconcile net income to net cash
  provided by (used for) operating activities:
   Depreciation of property and equipment                       1,002      1,075
   Amortization of intangible assets                              870        990
   Amortization of investments in entertainment programming    11,064     11,736
   Investments in entertainment programming                   (12,332)   (15,229)
   Net change in operating assets and liabilities             (12,437)    (8,122)
   Net cash used for discontinued operations                       (1)       (61)
   Other, net                                                       6        744
                                                             --------   --------
     Net cash provided by (used for) operating activities      (9,689)     8,665
                                                             --------   --------
Cash Flows From Investing Activities
Additions to property and equipment                              (756)      (240)
Acquisitions and funding of equity
 interests in international ventures                           (1,274)    (1,174)
Other, net                                                         23         21
                                                             --------   --------
     Net cash used for investing activities                    (2,007)    (1,393)
                                                             --------   --------
Cash Flows From Financing Activities
Increase (decrease) in short-term borrowings                   11,500     (7,500)
Proceeds from exercise of stock options                           123        369
Proceeds from sales under employee stock purchase plan            106        101
                                                             --------   --------
     Net cash provided by (used for) financing activities      11,729     (7,030)
                                                             --------   --------
Net increase in cash and cash equivalents                          33        242
Cash and cash equivalents at beginning of period                  947      1,061
                                                             --------   --------
Cash and cash equivalents at end of period                   $    980   $  1,303
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



(B)   INCOME TAXES



   The Company's net deferred tax asset declined to $13.3 million at June 30, 1998 based on taxable income for the current six-month period and management's projection of calendar year 1998 taxable income. As reported in the Company's Transition Report, the deferred tax asset includes principally the anticipated benefit of net operating loss carryforwards ("NOLs"). Of the $13.3 million and $14.0 million net deferred tax assets included in the Condensed Consolidated Balance Sheets at June 30, 1998 and December 31, 1997, respectively, $0.3 million is included in "Other current assets" with the remainder segregated as "Net deferred tax assets."



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

(C)  INCOME PER COMMON SHARE

     The following table sets forth the computation of basic and diluted earnings per share ("EPS") (in thousands, except per share amounts):


                                                          (Unaudited)              (Unaudited)
                                                         Quarters Ended         Six Months Ended
                                                            June 30,                June 30,
                                                         --------------         -----------------
                                                         1998      1997           1998     1997
-------------------------------------------------------------------------------------------------
Numerator:
     For basic and diluted EPS--net income
       available to common shareholders              $ 2,079   $15,022      $ 2,139     $17,532
=================================================================================================

Denominator:
     Denominator for basic EPS--
       weighted-average shares                        20,541    20,362       20,536      20,346
-------------------------------------------------------------------------------------------------
     Effect of dilutive potential common shares:
        Stock options                                    570       377          537         377
        Nonvested restricted stock awards                  -       116            -         120
-------------------------------------------------------------------------------------------------
          Dilutive potential common shares               570       493          537         497
-------------------------------------------------------------------------------------------------
     Denominator for diluted EPS--
        adjusted weighted-average shares              21,111    20,855       21,073      20,843
=================================================================================================
Basic EPS                                            $  0.10   $  0.74      $  0.10     $  0.86
=================================================================================================
Diluted EPS                                          $  0.10   $  0.72      $  0.10     $  0.84
=================================================================================================


   During the quarter and six months ended June 30, 1998, approximately 340,000 weighted-average shares of Class B restricted stock awards outstanding were not included in the computation of diluted EPS as the operating income objectives applicable to these restricted awards were not met during those periods. Additionally, an option to purchase approximately 7,500 and 3,750 weighted-average shares of Class B common stock was outstanding during the quarter and six months ended June 30, 1998, respectively, but was not included in the computation of diluted EPS as the option's exercise price was greater than the average market price of the Class B common stock, the effect of which was antidilutive.


(D)  INVENTORIES

     Inventories, which are stated at the lower of cost (average cost and specific cost) or market, consisted of the following (in thousands):


                                                (Unaudited)
                                                 June 30,    Dec. 31,
                                                   1998       1997
                                                   ----       ----
     Paper                                       $ 9,618     $ 7,573
     Editorial and other prepublication costs      6,825       6,002
     Merchandise finished goods                   11,453      11,801
                                                 -------     -------

     Total inventories                           $27,896     $25,376
                                                 ========    =======


(E)  TREASURY STOCK

   Treasury stock consisted of 293,427 Class A common shares and 966,601 Class B common shares at June 30, 1998. At December 31, 1997, treasury stock consisted of 293,427 Class A common shares and 974,227 Class B common shares.

(F)  ACCOUNTING STANDARDS

     The Company will adopt the provisions of Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities ("Statement 133"), for financial statements issued for fiscal years beginning after June 15, 1999. Statement 133 provides a comprehensive and consistent standard for the recognition and measurement of derivatives and hedging activities. Management is currently evaluating the effect that adoption of Statement 133 will have on the Company's financial statements.

(G)  CONTINGENCIES

     In January 1993, the Company received a General Notice from the United States Environmental Protection Agency (the "EPA") as a "potentially responsible party" ("PRP") in connection with a site identified as the Southern Lakes Trap & Skeet Club, located at the Resort-Hotel in Lake Geneva, Wisconsin (the "Resort"), formerly owned by a subsidiary of the Company. The Resort was sold by the Company's subsidiary to LG Americana-GKP Joint Venture in 1982. Two other entities were also identified as PRPs in the notice. The notice relates to actions that may be ordered taken by the EPA to sample for and remove contamination in soils and sediments, purportedly caused by skeet shooting activities at the Resort property. During fiscal year 1994, the EPA advised the Company of its position that the area of land requiring remediation is approximately twice the size of the initial site. The Company believes that it has established adequate reserves, which totaled $0.6 million at June 30, 1998, to cover the eventual cost of its anticipated share (based on an agreement with one of the other PRPs) of any agreed upon remediation.

(H)  SUBSEQUENT EVENT

     On July 29, 1998, the Company and Spice Entertainment Companies, Inc. ("Spice") filed with the Securities and Exchange Commission ("SEC") preliminary proxy materials in connection with the Company's proposed acquisition of Spice, announced on February 3, 1998. The Company is awaiting comments on the preliminary proxy materials from the staff of the SEC and expects this transaction to close in the fourth quarter of calendar year 1998.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
               (In millions of dollars, except per share amounts)


RESULTS OF OPERATIONS

     The Company's revenues increased to $77.8 for the quarter ended June 30, 1998 compared to $77.4 for the quarter ended June 30, 1997. For the six months ended June 30, 1998, revenues decreased to $149.6 compared to $150.6 for the six months ended June 30, 1997. Revenues for the Entertainment and Playboy Online Groups were higher for both the current year quarter and six-month period. These increases were mostly offset in the current year quarter and more than offset in the six-month period by lower Publishing and Catalog Group revenues.

     The Company reported operating income of $4.0 for the quarter ended June 30, 1998 compared to $3.4 in the prior year quarter. For the six months ended June 30, 1998, the Company's operating income was $5.2 compared to $8.1 in the prior year. The current year quarter reflected higher operating income for the Entertainment Group, which was partially offset by planned increased investments in the Playboy Online Group, lower operating income for the Publishing Group and higher Corporate Administration and Promotion expenses. The six-month period also reflected higher operating income for the Entertainment Group which was more than offset by planned increased investments in the Playboy Online Group and lower operating income for the Publishing Group.

     Net income for the quarter ended June 30, 1998 was $2.1, or basic and diluted EPS of $0.10, compared to $15.0, or basic EPS of $0.74 and diluted EPS of $0.72, for the prior year quarter. Net income for the quarter ended June 30, 1997 included a federal income tax benefit of $13.5 related to NOLs and tax credit carryforwards. Excluding the impact of the $13.5 federal income tax benefit, net income for the quarter ended June 30, 1997 was $1.5, or basic EPS of $0.08 and diluted EPS of $0.07. Net income for the six months ended June 30, 1998 was $2.1, or basic and diluted EPS of $0.10, compared to $17.5, or basic EPS of $0.86 and diluted EPS of $0.84, for the prior year. Excluding the impact of the federal income tax benefit, net income for the six months ended June 30, 1997 was $4.0, or basic EPS of $0.20 and diluted EPS of $0.19.

     Net income for the quarters ended June 30, 1998 and 1997, adjusted to eliminate noncash federal income tax expense and a noncash net federal income tax benefit, respectively, due to the Company's NOLs and tax credit carryforwards ("tax-adjusted net income"), was $2.6, or basic EPS of $0.13 and diluted EPS of $0.12, and $2.3, or basic and diluted EPS of $0.11, respectively. For the six months ended June 30, 1998, tax-adjusted net income was $2.8, or basic EPS of $0.14 and diluted EPS of $0.13, compared to $6.1, or basic EPS of $0.30 and diluted EPS of $0.29, for the six months ended June 30, 1997.

   Several of the Company's businesses can experience variations in quarterly performance. As a result, the Company's performance in any quarterly period is not necessarily reflective of full-year or longer-term trends. For example, Playboy magazine newsstand revenues vary from issue to issue, with revenues generally higher for holiday issues and any issues including editorial or pictorial features that generate unusual public interest. Advertising revenues also vary from quarter to quarter, depending on product introductions by advertising customers, changes in advertising buying patterns and economic conditions. In addition, Entertainment Group revenues vary with the timing of international sales.

Publishing Group

   The revenues and operating income of the Publishing Group were as follows for the periods indicated below:

                                               Quarters        Six Months
                                                Ended             Ended
                                               June 30,         June 30,
                                             1998   1997       1998   1997
                                             -----  ----       ----   ----
  Revenues
  Playboy Magazine......................     $27.2  $28.9     $51.2  $53.2
  Other Domestic Publishing.............       4.6    5.3       8.4   10.3
  International Publishing..............       3.0    2.3       5.2    4.7
                                             -----  -----     -----  -----
   Total Revenues.......................     $34.8  $36.5     $64.8  $68.2
                                             =====  =====     =====  =====

  Operating Income......................      $2.9  $ 3.4     $ 3.1  $ 5.0
                                             =====  =====     =====  =====

     Publishing Group revenues decreased $1.7, or 5%, and $3.4, or 5%, respectively, for the quarter and six months ended June 30, 1998 compared to the prior year. These decreases were primarily due to lower revenues from Playboy magazine and newsstand specials, partially offset by higher international publishing revenues.



     For the quarter and six months ended June 30, 1998, Playboy magazine revenues declined $1.7, or 6%, and $2.0, or 4%, respectively, compared to the prior year. Playboy magazine circulation revenues decreased $1.3 for both the quarter and six months ended June 30, 1998 primarily due to $0.9, or 17%, and $2.2, or 23%, decreases, respectively, in newsstand revenues principally as a result of 23% fewer U.S. and Canadian newsstand copies sold in both periods. These lower newsstand revenues are due in part to the consolidation taking place nationally in the single-copy magazine distribution system which the Company expects will continue to adversely affect newsstand revenues. For the quarter and six-month period, subscription revenues decreased $0.4, or 3%, and increased $0.9, or 3%, respectively. Advertising revenues were $0.3, or 4%, lower for the quarter and $1.1, or 7%, lower for the six-month period primarily due to 5% and 8% fewer ad pages, respectively. Advertising sales for the calendar year 1998 third quarter issues of the magazine are closed, and the Company expects to report 5% more ad pages and 1% higher ad revenues compared to the quarter ended September 30, 1997. Licensing revenues of $0.6 favorably impacted the current year six-month period.

     Revenues from other domestic publishing businesses decreased $0.7, or 13%, and $1.9, or 19%, for the quarter and six months ended June 30, 1998, respectively, compared to the prior year. These decreases were primarily due to lower revenues from newsstand specials principally due to fewer copies sold in the current year periods due in part to the previously mentioned consolidation in the single-copy distribution system.

     International publishing revenues increased $0.7, or 27%, and $0.5, or 10%, for the quarter and six months ended June 30, 1998, respectively, compared to the prior year primarily due to higher royalties from Brazil and Russia combined with higher revenues from the Polish edition of Playboy magazine, in which the Company owns a majority interest.

     For the quarter and six months ended June 30, 1998, Publishing Group operating income decreased $0.5, or 14%, and $1.9, or 38%, respectively, compared to the prior year primarily due to the net decreases in revenues discussed above combined with higher average paper prices. Operating income in calendar year 1998 is expected to be materially adversely impacted by an average paper price increase of approximately 5%. Partially offsetting the above were lower editorial costs combined with lower group administrative expenses which were primarily due to performance-related variable compensation expenses in the prior year periods.

     The National Defense Authorization Act of 1997 was signed into law in September 1996. One section of that legislation that began as the Military Honor and Decency Act (the "Military Act") bans the sale or rental of sexually oriented written or videotaped material on property under the jurisdiction of the Department of Defense. A federal district court found the Military Act to be unconstitutional and permanently enjoined its enforcement. The district court's decision also prohibited the Department of Defense from modifying its acquisition and stocking practices as a result of the Military Act. The government appealed the district court's decision and the decision was stayed during this appeal. On November 21, 1997, the United States Court of Appeals (the "Court of Appeals") vacated the district court's decision and ordered the district court to hold the Military Act constitutional. The Court of Appeals' decision was stayed pending appeal to the United States Supreme Court (the "Supreme Court"). On June 27, 1998, the Supreme Court, without comment, refused to hear the appeal and the stay was lifted. The Military Act, if found applicable to the Company's products, would prohibit the sale of Playboy magazine, newsstand specials and some videos at commissaries, PX's and ship stores, and would adversely affect the portion of the Company's sales attributable to such products. Based on preliminary estimates and current sales levels at such locations, the Company believes that any such impact would be immaterial.

Entertainment Group

     The revenues and operating income of the Entertainment Group were as follows for the periods indicated below:

                                                Quarters        Six Months
                                                 Ended            Ended
                                                June 30,         June 30,
                                              -----------      ------------
                                              1998   1997      1998    1997
                                              ----   ----      ----    ----
Revenues
Playboy TV
  Cable....................................  $ 5.1   $ 5.1   $ 10.5   $ 10.8
  Satellite Direct-to-Home.................    8.4     7.1     16.3     13.1
  Off-Network Productions and Other........    0.3     0.8      0.5      1.1
                                             -----   -----   ------   ------
  Total Playboy TV.........................   13.8    13.0     27.3     25.0
  Domestic Home Video......................    4.3     1.5      5.8      4.6
  International TV and Home Video..........    4.1     5.6      5.8      7.9
                                             -----   -----   ------   ------
  Total Playboy Businesses.................   22.2    20.1     38.9     37.5
  AdulTVision..............................    1.4     1.0      2.8      2.1
  Movies and Other.........................    1.2     0.5      1.4      1.2
                                             -----   -----   ------   ------
   Total Revenues..........................  $24.8   $21.6   $ 43.1   $ 40.8
                                             =====   =====   ======   ======

  Operating Income
  Profit Contribution Before
   Playboy Businesses Programming Expense..  $13.1   $10.9   $ 22.6   $ 21.7
  Playboy Businesses Programming Expense...   (5.5)   (6.6)   (10.1)   (11.1)
                                             -----   -----   ------   ------
   Total Operating Income..................  $ 7.6   $ 4.3   $ 12.5   $ 10.6
                                             =====   =====   ======   ======

     The following discussion focuses on the profit contribution of each Playboy business before Playboy businesses programming expense ("profit contribution").

Playboy TV

     Revenues from the Company's branded domestic pay television service, Playboy TV, were $0.8, or 6%, and $2.3, or 9%, higher, respectively, for the quarter and six months ended June 30, 1998 compared to the prior year.

     Cable revenues remained stable for the quarter ended June 30, 1998. For the six months ended June 30, 1998, cable revenues decreased $0.3, or 3%, primarily due to the estimated negative effect of the enforcement of Section 505 of the Telecommunications Act of 1996 (the "Telecommunications Act"), including a decline in the average number of subscribing households due to some system drops, partially offset by higher retail rates. In addition, the prior year included revenues from a pay-per-view special event featuring Farrah Fawcett. At June 30, 1998, Playboy TV was available to approximately 12.1 million cable addressable households, an 8% and 7% increase compared to June 30, 1997 and March 31, 1998, respectively.

     Management believes that the Company's revenues attributable to its domestic pay television cable services may continue to be materially adversely affected as a result of enforcement of Section 505 of the Telecommunications Act ("Section 505"), which commenced May 18, 1997, due to reduced buy rates from the systems that roll back carriage to a 10:00 p.m. start time, subscriber declines and reduced carriage from cable operators due to aggressive competition for carriage from all program suppliers. The Company has estimated that the Entertainment Group's calendar year 1998 revenues will be reduced by approximately $3.5, and approximately $25 (discounted to present value at a rate of 6%) over the next ten years, due to Section 505. These amounts do not take into account the loss of revenues due to the slowing of access to new homes and of upgrading of old homes from ten to 24 hours. The Company is pursuing in the United States District Court in Wilmington, Delaware (the "Delaware District Court") its case challenging on constitutional grounds the validity of Section 505 and is seeking a permanent injunction against the enforcement of Section
505. The Company's full case on the merits was heard by the Delaware District Court in March 1998. There can be no assurance that the Delaware District Court will grant an injunction. See "Legal Proceedings."

     Additionally, management believes that the growth in cable access for the Company's domestic pay television businesses has slowed in recent years due to the effects of cable reregulation by the Federal Communications Commission

(the "FCC"), including the "going-forward rules" which provide cable operators with incentives to add basic services. As cable operators have utilized available channel space to comply with "must-carry" provisions, mandated retransmission consent agreements and "leased access" provisions, competition for channel space has increased. Further, the delay of new technology, primarily digital set-top converters which would dramatically increase channel capacity, has contributed to the slowdown. Management believes that growth will continue to be affected in the near term as the cable television industry responds to the FCC's rules and subsequent modifications, and develops new technology. As digital technology (which is unaffected by the relevant sections of the Telecommunications Act) becomes more available, however, the Company believes that ultimately its pay television networks will be available to the majority of cable households on a 24-hour basis.

     Satellite direct-to-home ("DTH") revenues increased $1.3, or 19%, and $3.2, or 24%, respectively, for the quarter and six months ended June 30, 1998. These improvements were primarily due to significant increases in addressable universes for DirecTV and PrimeStar, combined with revenues in the current year periods as a result of recent launches on EchoStar and two Canadian DTH services, ExpressVu and Star Choice. DTH is unaffected by Section 505. Revenues from TVRO, or the big-dish market, continued to decline, as expected, due to the maturity of this platform. Playboy TV was available to approximately 8.7 million DTH households, including approximately 0.3 million monthly subscribers, at June 30, 1998, an increase of 38% and 4% compared to June 30, 1997 and March 31, 1998, respectively.

     Revenues from off-network productions and other decreased $0.5 and $0.6, respectively, for the quarter and six months ended June 30, 1998 primarily due to revenues in the prior year periods from licensing episodes of Women: Stories of Passion, one of the Company's series, to Showtime Networks Inc.

     Profit contribution for Playboy TV increased $0.7 and $1.4, respectively, for the quarter and six months ended June 30, 1998, primarily due to the net increases in revenues discussed above. Expenses in the prior year related to the
Section 505 lawsuit and the special event featuring Farrah Fawcett were offset by higher marketing costs in the current year, principally related to DTH services, and a favorable adjustment to bad debt expense in the prior year. Also unfavorably impacting the six-month comparison were favorable music licensing settlements in the prior year.

Domestic Home Video

     Domestic home video revenues and profit contribution increased $2.8 and $2.7, respectively, for the quarter ended June 30, 1998, and increased $1.2 and $1.1, respectively, for the six months ended June 30, 1998, compared to the prior year. The increases in the current year quarter were primarily due to a guarantee related to a backlist distribution agreement with Universal Music & Video Distribution, Inc. ("Uni") which was recently renewed, extending the agreement through June 2001. Both the current year quarter and six-month period reflected higher sales of new releases, including sales in the current year of The Eros Collection, non-Playboy-branded movies.

International TV and Home Video

     For the quarter and six months ended June 30, 1998, profit contribution from the international TV and home video business decreased $1.3 and $2.0, respectively, primarily due to revenue decreases of $1.5 and $2.1, respectively. These decreases were primarily due to lower international television and home video sales, partially offset by higher sales and contractual revenues related to international networks. Variations in quarterly performance are caused in part by revenues and profit contribution from tier sales being recognized depending upon the timing of program delivery, license periods and other factors.

Playboy Businesses Programming Expense

     Programming amortization expense associated with the Entertainment Group's Playboy businesses discussed above decreased $1.1 and $1.0, respectively, for the quarter and six months ended June 30, 1998, primarily due to the net decreases in international revenues.

AdulTVision

     AdulTVision revenues increased $0.4 and $0.7, respectively, for the quarter and six months ended June 30, 1998 compared to the prior year. These increases were primarily due to higher revenues from the domestic network principally as a result of an increase in the addressable universe, despite the estimated negative effect of the enforcement of Section 505 as previously discussed. At June 30, 1998, the network was available domestically to approximately 9.5 million cable addressable and DTH households, a 79% and 8% increase from June 30, 1997 and March 31, 1998, respectively. Operating income remained stable for both the quarter and six months ended June 30, 1998 as the increases in revenues were offset by higher marketing and distribution costs.

Movies and Other

     Operating income from movies and other businesses remained relatively stable for both the quarter and six months ended June 30, 1998, primarily due to higher revenues of $0.7 and $0.2, respectively, principally related to feature films, which were offset by higher related costs. The Entertainment Group's administrative expenses remained stable for the quarter ended June 30, 1998 and decreased $0.3 for the six months ended June 30, 1998 compared to the prior year. The lower expenses for the six-month period were primarily due to lower performance-related variable compensation expense, partially offset by higher expenses related to new business development.

Product Marketing Group

     The revenues and operating income of the Product Marketing Group were as follows for the periods indicated below:

                                                Quarters        Six Months
                                                 Ended            Ended
                                                June 30,         June 30,
                                              ------------     ------------
                                              1998    1997     1998    1997
                                              ----    ----     ----    ----
  Revenues................................    $1.6    $1.7     $4.2    $3.7
                                              ====    ====     ====    ====
  Operating Income........................    $0.4    $0.3     $1.1    $1.3
                                              ====    ====     ====    ====

     Revenues for the quarter and six months ended June 30, 1998 decreased $0.1, or 5%, and increased $0.5, or 14%, respectively, compared to the prior year. Both the current year quarter and six-month period reflect lower international product licensing royalties, principally from China. The increase in revenues for the six-month period is principally due to higher revenues from Special Editions, Ltd. ("SEL") as a result of a barter agreement related to the sale of prints and posters from the Company's art publishing inventory.

     Operating income of $0.4 for the quarter ended June 30, 1998 increased $0.1, or 22%, compared to the prior year quarter due to lower expenses. Operating income of $1.1 for the six months ended June 30, 1998 decreased $0.2, or 14%, due to the lower international royalties. The higher SEL revenues were mostly offset by higher associated costs.

Catalog Group

     The revenues and operating income of the Catalog Group were as follows for the periods indicated below:

                                                 Quarters       Six Months
                                                  Ended            Ended
                                                June 30,         June 30,
                                               -----------     -----------
                                               1998   1997     1998    1997
                                               ----   ----     ----    ----
  Revenues................................    $15.1   $16.8    $34.5   $36.3
                                              =====   =====    =====   =====
  Operating Income........................    $ 0.5   $ 0.6    $ 1.6   $ 1.8
                                              =====   =====    =====   =====

     Revenues for the quarter and six months ended June 30, 1998, decreased $1.7, or 10%, and $1.8, or 5%, respectively, compared to the prior year. These decreases were largely due to a shortened sales cut-off in the current year periods for all of the catalogs as a result of changing the Company's fiscal year end. Sales volume for the Critics' Choice Video catalog was also lower as a result of planned lower circulation as well as slightly lower response rates, partially offset by sales in the current year periods from the The Big Book of Movies catalog, first available in October 1997. Higher sales volume for the Collectors' Choice Music spring catalog partially offset the above for the six-month comparison.

     For the quarter and six months ended June 30, 1998, operating income decreased $0.1, or 15%, and $0.2, or 12%, respectively, compared to the prior year. These decreases were primarily due to the lower revenues which were mostly offset by lower related costs and lower administrative expenses for the group as a result of expenses in the prior year related to the group's move to a new facility. In July 1998, under license from Spice, the Company launched its new Spice catalog containing quality video entertainment for adults.

Casino Gaming Group

     The Company anticipates the opening of the Playboy Casino and Beach Hotel in Rhodes, Greece in the fourth quarter of calendar year 1998. The Company is also exploring additional casino gaming opportunities. Expenses of $0.2 and $0.4, respectively, were incurred in the quarter and six months ended June 30, 1998, principally related to executive staffing and legal costs.

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

                                        Quarters           Six Months
                                         Ended                Ended
                                         June 30,            June 30,
                                      --------------      --------------
                                      1998      1997      1998      1997
                                      ----      ----      ----      ----
  Revenues........................   $ 1.6     $ 0.8     $ 3.0     $ 1.6
                                     =====     =====     =====     =====

  Operating Loss..................   $(1.5)    $(0.2)    $(2.2)    $(0.2)
                                     =====     =====     =====     =====

     For the quarter and six months ended June 30, 1998, Playboy Online Group revenues increased $0.8 and $1.4, respectively, compared to the prior year primarily due to higher subscription revenues related to Playboy Cyber Club, which launched in the summer of 1997. Additionally, e-commerce revenues increased compared to the prior year periods primarily due to the launches of CCMusic and CCVideo, online versions of the Collectors' Choice Music and Critics' Choice Video catalogs, in the summer and fall of 1997, respectively.

     For the quarter and six months ended June 30, 1998, the Playboy Online Group reported operating losses of $1.5 and $2.2, respectively, compared to an operating loss of $0.2 in both the prior year quarter and six-month period. The current year quarter and six-month period included higher planned investments related to the group's continued growth and development.

Corporate Administration and Promotion

     Corporate administration and promotion expenses of $5.7 and $10.3 for the quarter and six months ended June 30, 1998 increased $0.6 and remained stable, respectively, compared to the prior year periods. Both the current year quarter and six-month period were impacted by increased investments in systems technology, Year 2000 and higher consulting expenses and significantly lower performance-related variable compensation expense.

LIQUIDITY AND CAPITAL RESOURCES

     At June 30, 1998, the Company had $1.0 in cash and cash equivalents and $21.5 in short-term borrowings, compared to $0.9 in cash and cash equivalents and $10.0 in short-term borrowings at December 31, 1997. The Company expects to finance its short- and long-term cash requirements through a revolving credit agreement, cash generated from operations and additional facilities.

Cash Flows From Operating Activities

     Net cash used for operating activities was $9.7 for the six months ended June 30, 1998 compared to net cash provided of $8.7 for the prior year. The Company's net income declined $1.9, excluding the $13.5 federal income tax benefit recorded in the prior year. Cash used for operating assets and liabilities was $12.4 in the current year compared to $8.1 in the prior year, despite the increase in net deferred tax assets in the prior year which offset the federal income tax benefit. Cash used for accounts receivable in the current year compared to cash provided in the prior year was largely due to the timing of the Uni contract extension and the higher international television network revenues previously discussed. Cash used for accrued employee costs in the current year compared to cash provided in the prior year was largely due to the Company's change in fiscal year end. Cash used for accounts payable in the current year compared to cash provided in the prior year was primarily related to Collectors' Choice Music catalog inventory and feature film profit participants. The Company invested $12.3 in Company-produced and licensed entertainment programming during the current year compared to $15.2 in the prior year, and expects to invest approximately $14.4 in such programming during the remainder of calendar year 1998.

Cash Flows From Investing Activities

     Net cash used for investing activities was $2.0 for the six months ended June 30, 1998 compared to $1.4 in the prior year.

Cash Flows From Financing Activities

     Net cash provided by financing activities was $11.7 for the six months ended June 30, 1998 compared to net cash used of $7.0 for the prior year. This increase was principally due to an $11.5 increase in the level of short-term borrowings under the Company's revolving line of credit in the current year to finance ongoing operations, compared to a $7.5 decrease in the level of short-term borrowings in the prior year.

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

     Management believes that it is more likely than not that the required amount of such taxable income will be generated in years subsequent to December 31, 1997 and prior to the expiration of the Company's NOLs to realize the $14.0 net deferred tax asset at December 31, 1997. The Company's net deferred tax asset declined to $13.3 at June 30, 1998 based on taxable income for the current six-month period and management's projection of calendar year 1998 taxable income. Following is a summary of the bases for management's belief that a valuation allowance of $16.5 at December 31, 1997 is adequate, and that it is more likely than not that the net deferred tax asset of $14.0 at December 31, 1997 will be realized:

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

Other

     In January 1993, the Company received a General Notice from the EPA as a PRP in connection with a site identified as the Southern Lakes Trap & Skeet Club, located at the Resort, formerly owned by a subsidiary of the Company. The Resort was sold by the Company's subsidiary to LG Americana-GKP Joint Venture in 1982. Two other entities were also identified as PRPs in the notice. The notice relates to actions that may be ordered taken by the EPA to sample for and remove contamination in soils and sediments, purportedly caused by skeet shooting activities at the Resort property. During fiscal year 1994, the EPA advised the Company of its position that the area of land requiring remediation is approximately twice the size of the initial site. The Company believes that it has established adequate reserves, which totaled $0.6 at June 30, 1998, to cover the eventual cost of its anticipated share (based on an agreement with one of the other PRPs) of any agreed upon remediation.

     On December 18, 1995, BrandsElite International Corporation, an Ontario, Canada corporation ("BrandsElite"), filed a complaint against the Company in the Circuit Court of Cook County, Illinois (the "Illinois Circuit Court"). In the complaint, BrandsElite, an international distributor of premium merchandise, including liquor, perfume, cosmetics and luxury gifts, principally to duty-free retailers, alleges that the Company breached a product license agreement, shortly after its execution by the Company in October 1995. The agreement provided for the appointment of BrandsElite as the exclusive, worldwide licensee of the Playboy trademark and tradename with respect to the sale of cognac and possibly some deluxe whiskeys. The Company had advised BrandsElite that it had determined not to proceed with the transaction and disputes strongly BrandsElite's allegation that as a result of the Company's breach, BrandsElite has suffered millions of dollars of damages in future lost profits and diminished value of its stock. BrandsElite also seeks to recoup out-of-pocket expenses, fees and costs incurred in bringing the action. The license agreement provides for recovery by a party in any judgment entered in its favor of attorneys' fees and litigation expenses, together with such court costs and damages as are provided by law. On October 22, 1997, the Company filed a motion for partial summary judgment challenging BrandsElite's claims for future lost profits and stock market valuation damages. On March 4, 1998, the Illinois Circuit Court granted the portion of the Company's motion relating to stock market valuation damages but denied the portion of the motion relating to future lost profits. The action is scheduled to go to trial in September 1998. BrandsElite's expert reports on damages assert future lost profits damages ranging from $3.5 to $12.5.

     The Company will adopt the provisions of Statement 133, Accounting for Derivative Instruments and Hedging Activities, for financial statements issued for fiscal years beginning after June 15, 1999. Statement 133 provides a comprehensive and consistent standard for the recognition and measurement of derivatives and hedging activities. Management is currently evaluating the effect that adoption of Statement 133 will have on the Company's financial statements.

     In response to the Year 2000 problem, the Company has begun to identify, evaluate and implement changes to its existing computerized business systems. The Company is addressing the issue through a combination of modifications to existing programs and conversions to Year 2000 compliant software. In addition, the Company is communicating with its vendors and other service providers to ensure that their products and business systems will be Year 2000 compliant. If modifications and conversions by the Company and those it conducts business with were not made in a timely manner, the Year 2000 problem could have a material adverse affect on the Company's business, financial condition and results of operations. Certain key systems of the Company have already been identified as Year 2000 compliant, including financial applications and Playboy Online operations. Although the Company is still quantifying the impact, the early estimate of the costs associated with required modifications and conversions are expected to total approximately $2.0, of which approximately $1.0 is expected to be expensed in calendar year 1998. All of these costs are being expensed as incurred.

Forward-Looking Statements

     This Form 10-Q Report contains "forward-looking statements," including statements in "Management's Discussion and Analysis of Financial Condition and Results of Operations," as to expectations, beliefs, plans, objectives and future financial performance, and assumptions underlying or concerning the foregoing. Such forward-looking statements involve risks and uncertainties which could cause actual results or outcomes to differ materially from those expressed in the forward-looking statements. The following are some of the important factors that could cause actual results or outcomes to differ materially from those discussed in the forward-looking statements: (1) government actions or initiatives, including (a) attempts to limit or otherwise regulate the sale of adult-oriented materials, including print, video and online materials or businesses such as casino gaming, (b) regulation of the advertisement of tobacco products, or (c) substantive changes in postal regulations or rates, (2) further increases in paper prices, (3) changes in distribution technology and/or unforeseen delays in the implementation of that technology by the cable and satellite industries, which might affect the Company's plans and assumptions regarding carriage of its program services, (4) increased competition for advertisers from other publications and media or any significant decrease in spending by advertisers generally or with respect to the adult male market, (5) increased competition for transponders and channel space and any decline in the Company's access to, and acceptance by, cable and DTH systems, (6) the effects of the consolidation taking place nationally in the single-copy magazine distribution system, and (7) new competition in the adult cable television market.

          QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     This disclosure is currently not required as the Company's market capitalization was less than $2.5 billion as of January 28, 1997.

                               LEGAL PROCEEDINGS

     In February 1996, the Telecommunications Act was enacted. Certain provisions of the Telecommunications Act are directed exclusively at cable programming in general and adult cable programming in particular. In some cable systems, audio or momentary bits of video of premium or pay-per-view channels may accidentally become available to nonsubscribing cable customers. This is called "bleeding." The practical effect of Section 505 is to require many existing cable systems to employ additional blocking technology in every household in every cable system that offers adult programming to prevent any possibility of bleeding, or to restrict the period during which adult programming is transmitted from 10:00 p.m. to 6:00 a.m. Penalties for violation of the Telecommunications Act are significant and include fines and imprisonment. Based on the limited information received, the Company believes that most of the cable operators that were not in compliance with Section 505 have complied by restricting the hours of transmission.

     On February 26, 1996, one of the Company's subsidiaries filed a civil suit in the Delaware District Court challenging Section 505 on constitutional grounds. The suit names as defendants The United States of America, The United States Department of Justice, Attorney General Janet Reno and the FCC. On March 7, 1996, the Company was granted a Temporary Restraining Order ("TRO") staying the implementation and enforcement of Section 505. In granting the TRO, the Delaware District Court found that the Company had demonstrated it was likely to succeed on the merits of its claim that Section 505 is unconstitutional. On November 8, 1996, eight months after the TRO was granted, a three-judge panel in the Delaware District Court denied the Company's request for preliminary injunction against enforcement of Section 505 and, in so denying, found that the Company was not likely to succeed on the merits of its claim. The Company appealed the Delaware District Court's decision to the Supreme Court and enforcement of Section 505 was stayed pending that appeal. On March 24, 1997, without opinion, the Supreme Court summarily affirmed the Delaware District Court's denial of the Company's request for a preliminary injunction. On July 22, 1997, the Company filed a motion for summary judgment on the ground that
Section 505 is unconstitutionally vague based on the Supreme Court's decision on June 26, 1997 that certain provisions of the Telecommunications Act regulating speech on the Internet were invalid for numerous reasons, including vagueness. On October 31, 1997, the Delaware District Court denied the motion on the grounds that further discovery in the case was necessary to assist it in resolving the issues posed in the motion.

     Management believes that the Company's revenues attributable to its domestic pay television cable services may continue to be materially adversely affected as a result of enforcement of Section 505, which commenced May 18, 1997, due to reduced buy rates from the systems that roll back carriage to a 10:00 p.m. start time, subscriber declines and reduced carriage from cable operators due to aggressive competition for carriage from all program suppliers. The Company has estimated that the Entertainment Group's calendar year 1998 revenues will be reduced by approximately $3.5 million, and approximately $25 million (discounted to present value at a rate of 6%) over the next ten years, due to Section 505. These amounts do not take into account the loss of revenues due to the slowing of access to new homes and of upgrading of old homes from ten to 24 hours. The Company is pursuing in the Delaware District Court its case challenging on constitutional grounds the validity of Section 505 and is seeking a permanent injunction against the enforcement of Section 505. The Company's full case on the merits was heard by the Delaware District Court in March 1998. There can be no assurance that the Delaware District Court will grant an injunction.

     On December 18, 1995, BrandsElite filed a complaint against the Company in the Illinois Circuit Court. In the complaint, BrandsElite, an international distributor of premium merchandise, including liquor, perfume, cosmetics and luxury gifts, principally to duty-free retailers, alleges that the Company breached a product license agreement, shortly after its execution by the Company in October 1995. The agreement provided for the appointment of BrandsElite as the exclusive, worldwide licensee of the Playboy trademark and tradename with respect to the sale of cognac and possibly some deluxe whiskeys. The Company had advised BrandsElite that it had determined not to proceed with the transaction and disputes strongly BrandsElite's allegation that as a result of the Company's breach, BrandsElite has suffered millions of dollars of damages in future lost profits and diminished value of its stock. BrandsElite also seeks to recoup out-of-pocket expenses, fees and costs incurred in bringing the action. The license agreement provides for recovery by a party in any judgment entered in its favor of attorneys' fees and litigation expenses, together with such court costs and damages as are provided by law. On October 22, 1997, the Company filed a motion for partial summary judgment challenging BrandsElite's claims for future lost profits and stock market valuation damages. On March 4, 1998, the Illinois Circuit Court granted the portion of the Company's motion relating to stock market valuation damages but denied the portion of the motion relating to future lost profits. The action is scheduled to go to trial in September 1998. BrandsElite's expert reports on damages assert future lost profits damages ranging from $3.5 million to $12.5 million.

                               OTHER INFORMATION

     The Company in the past has held an annual stockholders' meeting in November of each year, in preparation for which an annual report reflecting June 30 fiscal year-end results and a proxy statement were circulated (typically in late September). In November 1997, the Company's fiscal year end was changed from June 30 to December 31. As a result of the change in fiscal year, the Company will not hold an annual stockholders' meeting in November 1998 and, instead, will hold an annual stockholders' meeting in May 1999 (the "1999 Annual Meeting"). Proposals of stockholders intended to be included in the Company's proxy statement for the 1999 Annual Meeting pursuant to Rule 14a-8 under the Securities Exchange Act of 1934 (the "Exchange Act") must be received by the Company no later than November 1, 1998 (which the Company believes is a reasonable period of time before April 1, 1999, the date on which the Company intends to begin to print and mail its proxy materials for the 1999 Annual Meeting), to be considered for inclusion in the Company's proxy statement and proxy for the 1999 Annual Meeting. Proposals of stockholders submitted outside the processes of Rule 14a-8 of the Exchange Act in connection with the 1999 Annual Meeting ("Non-Rule 14a-8 Proposals") must be received by the Company by January 1, 1999 or such proposals will be considered untimely. The Company's proxy will give discretionary authority to the proxy holders to vote with respect to all Non-Rule 14a-8 Proposals received after January 1, 1999 in connection with the 1999 Annual Meeting. Such proposals and notices should be addressed to the Secretary, Playboy Enterprises, Inc., 680 North Lake Shore Drive, Chicago, Illinois 60611 and should be so transmitted by certified mail-return receipt requested to eliminate controversy as to the date of receipt by the Company.

                       EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits

Exhibit
Number                           Description
------                           -----------

#10.1 Distribution Agreement dated June 5, 1998 between Playboy Entertainment Group, Inc. and Universal Music & Video Distribution, Inc. regarding licensing and sale of domestic home video product

 10.2    Selected Company Remunerative Plans

         a Amended and Restated Deferred Compensation Plan for Employees effective January 1, 1998

         b Amended and Restated Deferred Compensation Plan for Board of Directors' effective January 1, 1998

 10.3    Selected Employment, Termination and Other Agreements

        #a Letter Agreements dated March 16, 1998 and July 20, 1998 regarding employment of Buford Smith

         b Letter Agreement dated March 27, 1998 regarding employment of Apostolos D. Kallis

   27    Financial Data Schedule

----------
# Certain information omitted pursuant to a request for confidential treatment filed separately with the SEC

(b)  Reports on Form 8-K

     During the quarter ended June 30, 1998, the Company filed a Current Report on Form 8-K dated June 1, 1998 under Item 5 of such report. The purpose of this report was for the Company and Spice to announce a definitive merger agreement whereby the Company will acquire all of the outstanding shares of Spice, subject to the satisfactory completion of various items.

                                  SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.






                                          PLAYBOY ENTERPRISES, INC.
                                          -------------------------
                                                (Registrant)



Date  August 12, 1998                     By /s/ Linda Havard
      -------------------                    ----------------------
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