Form 10-K/A
period 1997-12-31
PLAYBOY ENTERPRISES INC
filed 1998-10-30
CIK 79114

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-K/A

(Mark One)
[ ] AMENDMENT TO ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended ..................

                                       OR

[X] AMENDMENT TO TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from July 1, 1997 to December 31, 1997
COMMISSION FILE NUMBER 1-6813

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

SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:

                                                          Name of each exchange
   Title of each class                                     on which registered
   -------------------                                   -----------------------
Class A Common Stock, par value $0.01 per share........  New York Stock Exchange
                                                         Pacific Exchange
Class B Common Stock, par value $0.01 per share........  New York Stock Exchange
                                                         Pacific Exchange

SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT:  None

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [ ]

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

         The aggregate market value of Class A Common Stock, par value $0.01 per share, held by nonaffiliates (based upon the closing sale price on the New York Stock Exchange) on February 28, 1998 was $20,946,289. The aggregate market value of Class B Common Stock, par value $0.01 per share, held by nonaffiliates (based upon the closing sale price on the New York Stock Exchange) on February 28, 1998 was $124,413,152.

         As of February 28, 1998, there were 4,748,954 shares of Class A Common Stock, par value $0.01 per share, and 15,784,920 shares of Class B Common Stock, par value $0.01 per share, outstanding.

         The undersigned registrant hereby amends Item 6 of Part II of its Transition Report on Form 10-K for the transition period from July 1, 1997 to December 31, 1997, as set forth below:

                                     PART II

Item 6.  Selected Financial and Operating Data.
------   -------------------------------------


                                              Six Months      Six Months      Fiscal Year      Fiscal Year      Fiscal Year
                                                Ended           Ended            Ended            Ended            Ended
(in thousands)                                 12/31/97        12/31/96         6/30/97          6/30/96          6/30/95
------------------------------------------  --------------  --------------  ---------------  ---------------  ---------------
NET REVENUES
Publishing
   PLAYBOY magazine
     Subscription                           $       25,919  $       26,224  $        52,955  $        51,837  $        50,531
     Newsstand                                      11,345          12,350           21,972           24,408           24,876
     Advertising                                    13,718          13,220           28,414           27,431           27,588
     Other                                            (44)            (38)            1,651            1,653            1,387
                                            --------------  --------------  ---------------  ---------------  ---------------
   Total PLAYBOY Magazine                           50,938          51,756          104,992          105,329          104,382
   Other domestic publishing                        11,755          11,453           22,745           21,419           18,718
   International publishing                          5,305           5,228            9,951            6,172            4,173
                                            --------------  --------------  ---------------  ---------------  ---------------
   Total Publishing                                 67,998          68,437          137,688          132,920          127,273
                                            --------------  --------------  ---------------  ---------------  ---------------
Entertainment
   Playboy TV
     Cable                                           9,560          10,349           21,165           21,149           18,938
     Satellite direct-to-home                       14,047           9,947           23,065           16,457            9,602
     Off-network productions and other               1,331           1,989            3,052            1,672              420
                                            --------------  --------------  ---------------  ---------------  ---------------
   Total Playboy TV                                 24,938          22,285           47,282           39,278           28,960
   Domestic home video                               3,247           3,888            8,515            9,370            9,517
   International TV and home video                   4,728           4,339           12,218           11,955           11,160
                                            --------------  --------------  ---------------  ---------------  ---------------
   Total Playboy Businesses                         32,913          30,512           68,015           60,603           49,637
   AdulTVision                                       2,305           2,370            4,487            1,907                -
   Movies and other                                  2,138           1,000            2,214            2,316            2,060
                                            --------------  --------------  ---------------  ---------------  ---------------
   Total Entertainment                              37,356          33,882           74,716           64,826           51,697
                                            --------------  --------------  ---------------  ---------------  ---------------
Product Marketing                                    4,199           4,273            7,968            7,125            6,844
                                            --------------  --------------  ---------------  ---------------  ---------------
Casino Gaming                                            -               -                -                -                -
                                            --------------  --------------  ---------------  ---------------  ---------------
Catalog                                             39,988          39,411           76,251           71,716           61,435
                                            --------------  --------------  ---------------  ---------------  ---------------
Total Net Revenues                          $      149,541  $      146,003  $       296,623  $       276,587  $       247,249
                                            --------------  --------------  ---------------  ---------------  ---------------

OPERATING INCOME (LOSS)
Publishing                                  $        2,831  $        3,726  $         8,387  $         9,235  $        10,709
                                            --------------  --------------  ---------------  ---------------  ---------------
Entertainment
   Before programming expense                       19,144          17,313           39,609           30,467           21,097
   Programming expenses                           (11,153)         (9,619)         (21,355)         (21,263)         (20,130)
                                            --------------  --------------  ---------------  ---------------  ---------------
   Total Entertainment                               7,991           7,694           18,254            9,204              967
                                            --------------  --------------  ---------------  ---------------  ---------------
Product Marketing                                    1,614           2,252            3,512            3,692            3,428
                                            --------------  --------------  ---------------  ---------------  ---------------
Casino Gaming                                        (541)               -                -                -                -
                                            --------------  --------------  ---------------  ---------------  ---------------
Catalog                                              1,959           2,914            4,795            5,244            5,209
                                            --------------  --------------  ---------------  ---------------  ---------------
Corporate Administration and
   Promotion                                       (9,395)         (8,892)         (19,203)         (17,882)         (17,256)
                                            --------------  --------------  ---------------  ---------------  ---------------
Total Operating Income                      $        4,459  $        7,694  $        15,745  $         9,493  $         3,057
                                            ==============  ==============  ===============  ===============  ===============

Selected Financial and Operating Data
-------------------------------------

                                           Six Months   Six Months  Fiscal Year Fiscal Year Fiscal Year Fiscal year Fiscal Year
(in thousands, except per share amounts,     Ended        Ended        Ended       Ended       Ended       Ended       Ended
number of employees and ad pages)           12/31/97     12/31/96     6/30/97     6/30/96     6/30/95     6/30/94     6/30/93
----------------------------------------- ------------ ------------ ----------- ----------- ----------- ----------- -----------
SELECTED FINANCIAL DATA
Net Revenues                              $    149,541 $    146,003 $   296,623 $   276,587 $   247,249 $   218,987 $   214,875
Interest expense, net                            (239)        (264)       (354)       (592)       (569)       (779)       (131)
Income (loss) from continuing operations
  before cumulative effect of change in
  accounting principle                           2,142        3,862      21,394       4,252         629    (16,364)         365
Net income (loss)                                1,065        3,862      21,394       4,252         629     (9,484)         365
Basic income (loss) per common share
  Income (loss) from continuing
     operations before cumulative effect
     of change in accounting principle            0.10         0.19        1.05        0.21        0.03      (0.83)        0.02
  Net income (loss)                               0.05         0.19        1.05        0.21        0.03      (0.48)        0.02
Diluted income (loss) per common share
  Income (loss) from continuing
     operations before cumulative effect
     of change in accounting principle            0.10         0.19        1.03        0.21        0.03      (0.83)        0.02
  Net income (loss)                               0.05         0.19        1.03        0.21        0.03      (0.48)        0.02
Cash dividends declared per
  common share                                       -            -           -           -           -           -           -

EBIDTA (1)                                      17,584       19,857      41,651      35,470      27,624       7,852      19,324
Adjusted EBIDTA (1)                              3,225        4,339      10,904       9,921       6,311     (9,333)     (3,709)

Cash Flows from Operating Activities           (3,853)      (7,126)       1,539       4,541       3,180     (4,368)    (24,928)
Cash Flows from Investing Activities           (1,874)      (1,057)     (2,450)     (4,168)       (315)     (2,277)       6,692
Cash Flows from Financing Activities      $      5,371 $      6,806 $     (224) $       594 $   (2,652) $     6,000 $    11,366
                                          ------------ ------------ ----------- ----------- ----------- ----------- -----------
AT PERIOD END
Total assets                              $    185,947 $    162,215 $   175,542 $   150,869 $   137,835 $   131,921 $   127,767
Long-term financing obligations           $          - $          - $         - $       347 $       687 $     1,020 $     1,347
Shareholders' equity                      $     78,683 $     57,435 $    76,133 $    52,283 $    47,090 $    46,311 $    55,381
Long-term financing obligations as a
  percentage of total capitalization                -%           -%          -%        0.7%        1.4%        2.2%        2.4%
Number of common shares
  outstanding
  Class A voting                                 4,749        4,749       4,749       4,749       4,714       4,709       4,701
  Class B non-voting                            15,775       15,580      15,636      15,437      15,276      15,255      15,192
Number of full-time employees                      684          645         666         621         600         578         624
                                          ------------ ------------ ----------- ----------- ----------- ----------- -----------
OPERATING DATA
PLAYBOY magazine ad pages                          273          263         558         569         595         595         660
Cash investments in Company-
  produced and licensed entertainment
  programming                             $     14,359 $     15,518 $    30,747 $    25,549 $    21,313 $    17,185 $    23,033
Amortization of investments in
  Company-produced and licensed
  entertainment programming               $     11,153 $      9,619 $    21,355 $    21,263 $    20,130 $    18,174 $    14,076
Playboy TV (at period end)
  Cable addressable households                  11,600       11,200      11,200      11,300      10,600       9,600       9,100
  Satellite direct-to-home households            6,774        5,630       6,277       4,867       3,282       1,926         197
  Percentage of total U.S. cable
     addressable households with access to
     Playboy TV (2)                              37.8%        40.0%       38.2%       42.8%       45.2%       43.2%       50.1%
AdulTVision domestic cable addressable
  households (at period end) (3)                 3,827        2,641       3,121       2,175           -           -           -

For a more detailed description of the Company's financial position, results of operations and accounting policies, please refer to Management's Discussion and Analysis of Financial Condition and Results of Operations and the Consolidated Financial Statements and Notes thereto, beginning on page 29 of the Form 10-K Transition Report.

NOTES TO SELECTED FINANCIAL AND OPERATING DATA
(1) EBITDA represents earnings before income taxes and cumulative effect of change in accounting principle plus interest expense, depreciation and amortization. Adjusted EBITDA represents the above less cash investments in programming.
(2) Based on projections by Kagan.
(3) Network launched in fiscal year 1996.

                                   SIGNATURES


         Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the registrant has duly caused this amendment to be signed on its behalf by the undersigned thereunto duly authorized.


                           PLAYBOY ENTERPRISES, INC.


October 30, 1998           By: /s/ Christie A. Hefner
                               ----------------------
                               Christie A. Hefner
                               Chairman of the Board,
                               Chief Executive Officer and Director
                               (Principal Executive Officer)


October 30, 1998           By: /s/ Linda Havard
                               ----------------
                               Linda Havard
                               Executive Vice President, Finance and Operations, and Chief Financial Officer
                               (Principal Financial and Accounting Officer)