Form 10-Q
period 1998-09-30
PLAYBOY ENTERPRISES INC
filed 1998-11-16
CIK 79114

               UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D.C. 20549

                                   FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 1998

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


As of October 31, 1998, there were 4,748,954 shares of Class A Common Stock, par value $0.01 per share, and 15,812,759 shares of Class B Common Stock, par value $0.01 per share, outstanding.

                           PLAYBOY ENTERPRISES, INC.
                                   FORM 10-Q
                               TABLE OF CONTENTS


                                    PART I
                             FINANCIAL INFORMATION


                                                                            Page
                                                                            ----
Item 1.  Financial Statements

         Condensed Consolidated Statements of Operations for the
         Quarters Ended September 30, 1998 and 1997 (Unaudited)                3

         Condensed Consolidated Statements of Operations for the
         Nine Months Ended September 30, 1998 and 1997 (Unaudited)             4

         Condensed Consolidated Balance Sheets at September 30,
         1998 (Unaudited) and December 31, 1997                                5

         Condensed Consolidated Statements of Cash Flows for the
         Nine Months Ended September 30, 1998 and 1997 (Unaudited)             6

         Notes to Condensed Consolidated Financial Statements               7-10

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations                               11-19

Item 3.  Quantitative and Qualitative Disclosures About Market Risk           19


                                    PART II
                               OTHER INFORMATION

Item 1.  Legal Proceedings                                                    20

Item 6.  Exhibits and Reports on Form 8-K                                     21

                  PLAYBOY ENTERPRISES, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS for the Quarters Ended September 30 (Unaudited)
                   (In thousands, except per share amounts)


                                                           1998          1997
                                                           ----          ----
Net revenues                                            $ 75,655      $ 68,214
                                                        --------      --------
Costs and expenses
  Cost of sales                                          (66,558)      (57,093)
  Selling and administrative expenses                    (11,539)       (8,793)
                                                        --------      --------
    Total costs and expenses                             (78,097)      (65,886)
                                                        --------      --------

Operating income (loss)                                   (2,442)        2,328
                                                        --------      --------
Nonoperating income (expense)
  Investment income                                           19            22
  Interest expense                                          (429)         (121)
  Other, net                                                 (79)           92
                                                        --------      --------
    Total nonoperating expense                              (489)           (7)
                                                        --------      --------

Income (loss) before income taxes                         (2,931)        2,321

Income tax benefit (expense)                                 242        (1,226)
                                                        --------      --------

Net income (loss)                                       $ (2,689)     $  1,095
                                                        ========      ========


Weighted average number of common shares outstanding
  Basic                                                   20,552        20,454
                                                        ========      ========
  Diluted                                                 21,003        20,772
                                                        ========      ========

Net income (loss) per common share
  Basic                                                 $  (0.13)     $   0.05
                                                        ========      ========
  Diluted                                               $  (0.13)     $   0.05
                                                        ========      ========


The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

                  PLAYBOY ENTERPRISES, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
              for the Nine Months Ended September 30 (Unaudited)
                   (In thousands, except per share amounts)


                                                           1998          1997
                                                        ---------     ---------
Net revenues                                            $ 225,237     $ 218,834
                                                        ---------     ---------
Costs and expenses
  Cost of sales                                          (191,786)     (180,054)
  Selling and administrative expenses                     (30,658)      (28,401)
                                                        ---------     ---------
    Total costs and expenses                             (222,444)     (208,455)
                                                        ---------     ---------

Operating income                                            2,793        10,379
                                                        ---------     ---------
Nonoperating income (expense)
  Investment income                                            70            60
  Interest expense                                           (989)         (249)
  Other, net                                                 (535)         (450)
                                                        ---------     ---------
    Total nonoperating expense                             (1,454)         (639)
                                                        ---------     ---------

Income before income taxes                                  1,339         9,740

Income tax benefit (expense)                               (1,889)        8,887
                                                        ---------     ---------

Net income (loss)                                       $    (550)    $  18,627
                                                        =========     =========


Weighted average number of common shares outstanding
  Basic                                                    20,541        20,383
                                                        =========     =========
  Diluted                                                  21,053        20,819
                                                        =========     =========

Net income (loss) per common share
  Basic                                                 $   (0.03)    $    0.91
                                                        =========     =========
  Diluted                                               $   (0.03)    $    0.89
                                                        =========     =========


The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

                  PLAYBOY ENTERPRISES, INC. AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                       (In thousands, except share data)

                                                                     (Unaudited)
                                                                      Sept. 30,     Dec. 31,
                                                                        1998          1997
                                                                      --------      --------
Assets
  Cash and cash equivalents                                           $  2,150      $    947
  Marketable securities                                                    441             -
  Receivables, net of allowance for doubtful accounts of
    $6,353 and $4,467, respectively                                     37,518        33,324
  Inventories                                                           28,496        25,376
  Programming costs                                                     45,415        41,504
  Deferred subscription acquisition costs                               12,848        12,143
  Other current assets                                                  14,450        11,910
                                                                      --------      --------
    Total current assets                                               141,318       125,204
                                                                      --------      --------

  Property and equipment, at cost                                       38,368        37,945
  Accumulated depreciation                                             (29,354)      (27,892)
                                                                      --------      --------
    Property and equipment, net                                          9,014        10,053
                                                                      --------      --------

  Programming costs - noncurrent                                         5,906         8,329
  Trademarks                                                            16,364        14,978
  Net deferred tax assets                                               13,247        13,688
  Other noncurrent assets                                               18,697        13,695
                                                                      --------      --------

  Total assets                                                        $204,546      $185,947
                                                                      ========      ========

Liabilities
  Short-term borrowings                                               $ 29,000       $10,000
  Accounts payable                                                      30,892        32,258
  Accrued salaries, wages and employee benefits                          4,860         4,499
  Reserves for losses on disposals of discontinued operations              607           610
  Income taxes payable                                                     558           627
  Deferred revenues                                                     41,958        43,216
  Other liabilities and accrued expenses                                 9,819         7,706
                                                                      --------      --------
    Total current liabilities                                          117,694        98,916

  Noncurrent liabilities                                                 8,435         8,348
                                                                      --------      --------
    Total liabilities                                                  126,129       107,264
                                                                      --------      --------

Shareholders' Equity
  Common stock, $0.01 par value
    Class A voting - 7,500,000 shares authorized; 5,042,381 issued          50            50
    Class B non-voting - 30,000,000 shares authorized; 17,112,672
      and 17,076,518 issued, respectively                                  171           171
  Capital in excess of par value                                        44,207        43,539
  Retained earnings                                                     44,707        45,257
  Foreign currency translation adjustment                                 (168)         (131)
  Unearned compensation restricted stock                                (3,901)       (3,511)
  Unrealized loss on marketable securities                                 (59)            -
  Less cost of treasury stock                                           (6,590)       (6,692)
                                                                      --------      --------
    Total shareholders' equity                                          78,417        78,683
                                                                      --------      --------
   Total liabilities and shareholders' equity                         $204,546      $185,947
                                                                      ========      ========

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

                  PLAYBOY ENTERPRISES, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
              for the Nine Months Ended September 30 (Unaudited)
                                (In thousands)


                                                                        1998          1997
                                                                      --------      --------
Cash Flows From Operating Activities
Net income (loss)                                                     $   (550)     $ 18,627
Adjustments to reconcile net income (loss) to net cash
  provided by (used for) operating activities:
    Depreciation of property and equipment                               1,488         1,599
    Amortization of intangible assets                                    1,298         1,428
    Amortization of investments in entertainment programming            16,750        17,468
    Investments in entertainment programming                           (18,238)      (22,828)
    Net change in operating assets and liabilities                     (14,833)      (13,089)
    Net cash used for discontinued operations                               (3)          (59)
    Other, net                                                              (4)          717
                                                                      --------      --------
      Net cash provided by (used for) operating activities             (14,092)        3,863
                                                                      --------      --------
Cash Flows From Investing Activities
Additions to property and equipment                                       (801)         (434)
Acquisitions and funding of equity
  interests in international ventures                                   (1,598)       (1,524)
Loan to international venture                                           (1,193)            -
Purchase of marketable securities                                         (500)            -
Other, net                                                                  32            21
                                                                      --------      --------
      Net cash used for investing activities                            (4,060)       (1,937)
                                                                      --------      --------
Cash Flows From Financing Activities
Increase (decrease) in short-term borrowings                            19,000        (3,000)
Proceeds from exercise of stock options                                    199           391
Proceeds from sales under employee stock purchase plan                     156           147
                                                                      --------      --------
      Net cash provided by (used for) financing activities              19,355        (2,462)
                                                                      --------      --------
Net increase (decrease) in cash and cash equivalents                     1,203          (536)

Cash and cash equivalents at beginning of period                           947         1,061
                                                                      --------      --------
Cash and cash equivalents at end of period                            $  2,150      $    525
                                                                      ========      ========

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

                  PLAYBOY ENTERPRISES, INC. AND SUBSIDIARIES
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(A)  BASIS OF PREPARATION

     The financial information included herein is unaudited, but in the opinion of management, reflects all normal recurring adjustments necessary for a fair presentation of the results for the interim periods. The interim results of operations and cash flows are not necessarily indicative of such results and cash flows for the entire year. These financial statements should be read in conjunction with the financial statements and notes thereto contained in the Transition Report on Form 10-K for the period from July 1, 1997 through December 31, 1997, as amended (the "Transition Report"), of Playboy Enterprises, Inc. and its subsidiaries (the "Company").

(B)  INCOME TAXES

     The Company's net deferred tax asset declined to $13.5 million at September 30, 1998 based on taxable income for the current nine-month period and management's projection of calendar year 1998 taxable income. As reported in the Company's Transition Report, the deferred tax asset includes principally the anticipated benefit of net operating loss carryforwards ("NOLs"). Of the $13.5 million and $14.0 million net deferred tax assets included in the Condensed Consolidated Balance Sheets at September 30, 1998 and December 31, 1997, respectively, $0.3 million is included in "Other current assets" with the remainder segregated as "Net deferred tax assets."

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

(C)  INCOME (LOSS) PER COMMON SHARE



     The following table sets forth the computation of basic and diluted earnings per share ("EPS") (in thousands, except per share amounts):


                                                    (Unaudited)           (Unaudited)
                                                  Quarters Ended       Nine Months Ended
                                                   September 30,         September 30,
                                                  --------------       -----------------
                                                  1998      1997       1998         1997
----------------------------------------------------------------------------------------
Numerator:
   For basic and diluted EPS--net income
   (loss) available to common shareholders       $(2,689)    $1,095     $(550)   $18,627
========================================================================================

Denominator:
   Denominator for basic EPS--
   weighted-average shares                        20,552     20,454    20,541     20,383
----------------------------------------------------------------------------------------
   Effect of dilutive potential common shares:
     Stock options                                   451        318       512        356
     Nonvested restricted stock awards                 -          -         -         80
----------------------------------------------------------------------------------------
       Dilutive potential common shares              451        318       512        436
----------------------------------------------------------------------------------------
   Denominator for diluted EPS--
     adjusted weighted-average shares             21,003     20,772    21,053     20,819
========================================================================================
Basic EPS                                         $(0.13)     $0.05    $(0.03)     $0.91
========================================================================================
Diluted EPS                                       $(0.13)     $0.05    $(0.03)     $0.89
========================================================================================

     During the quarter and nine months ended September 30, 1998, approximately 345,000 and 340,000 weighted-average shares of Class B restricted stock awards outstanding, respectively, were not included in the computation of diluted EPS as the operating income objectives applicable to these restricted awards were not met during those periods. Additionally, options to purchase approximately 217,000 and 75,000 weighted-average shares of Class B common stock were outstanding during the quarter and nine months ended September 30, 1998, respectively, but were not included in the computation of diluted EPS as the options' exercise prices were greater than the average market price of the Class B common stock, the effect of which was antidilutive.


(D)  MARKETABLE SECURITIES

     The Company's marketable securities, purchased in connection with the Company's Deferred Compensation Plans, are classified as available-for-sale securities as defined by Statement of Financial Accounting Standards No. 115, Accounting for Certain Investments in Debt and Equity Securities. As a result, these securities are stated at fair value and unrealized holding gains and losses are reflected as a net amount in a separate component of shareholders' equity.

     Securities available for sale at September 30, 1998 consisted of the following (in thousands):

                                       Gross       Gross
                                  Unrealized  Unrealized
                                     Holding     Holding    Fair
                           Cost        Gains      Losses   Value
-----------------------------------------------------------------

Equity Securities           $500      $    -      $   59     $441
-----------------------------------------------------------------

(E)  INVENTORIES

     Inventories, which are stated at the lower of cost (average cost and specific cost) or market, consisted of the following (in thousands):


                                                 (Unaudited)
                                                  Sept. 30,    Dec. 31,
                                                     1998        1997
                                                  ----------   --------
     Paper                                         $ 9,011     $ 7,573
     Editorial and other prepublication costs        6,930       6,002
     Merchandise finished goods                     12,555      11,801
                                                   -------     -------

     Total inventories                             $28,496     $25,376
                                                   =======     =======

(F)  TREASURY STOCK

     Treasury stock consisted of 293,427 Class A common shares and 954,500 Class B common shares at September 30, 1998. At December 31, 1997, treasury stock consisted of 293,427 Class A common shares and 974,227 Class B common shares.

(G)  ACCOUNTING STANDARDS

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

     The Company will adopt the provisions of Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities ("Statement 133"), for financial statements issued for fiscal years beginning after June 15, 1999. Statement 133 provides a comprehensive and consistent standard for the recognition and measurement of derivatives and hedging activities. Management is evaluating the effect that adoption of Statement 133 will have on the Company's financial statements.

(H)  CONTINGENCIES

     In January 1993, the Company received a General Notice from the United States Environmental Protection Agency (the "EPA") as a "potentially responsible party" ("PRP") in connection with a site identified as the Southern Lakes Trap & Skeet Club, located at the Resort-Hotel in Lake Geneva, Wisconsin (the "Resort"), formerly owned by a subsidiary of the Company. The Resort was sold by the Company's subsidiary to LG Americana-GKP Joint Venture in 1982. Two other entities were also identified as PRPs in the notice. The notice relates to actions that may be ordered taken by the EPA to sample for and remove contamination in soils and sediments, purportedly caused by skeet shooting activities at the Resort property. During fiscal year 1994, the EPA advised the Company of its position that the area of land requiring remediation is approximately twice the size of the initial site. The Company believes that it has established adequate reserves, which totaled $0.6 million at September 30, 1998, to cover the eventual cost of its anticipated share (based on an agreement with one of the other PRPs) of any agreed upon remediation.

     In February 1996, the Company filed suit challenging Section 505 of the Telecommunications Act of 1996 (the "Telecommunications Act") which, among other things, regulates the cable transmission of adult programming, such as the Company's domestic pay television programs. Management believes that the Company's revenues attributable to its domestic pay television cable services may continue to be materially adversely affected as a result of enforcement of Section 505 of the Telecommunications Act ("Section 505"), which commenced May 18, 1997, due to reduced buy rates from the systems that roll back carriage to a 10:00 p.m. start time, subscriber declines and reduced carriage from cable operators due to aggressive competition for carriage from all program suppliers. The Company has estimated that the Entertainment Group's calendar year 1998 revenues will be reduced by approximately $3.5 million, and approximately $25 million (discounted to present value at a rate of 6%) over the next ten years, due to Section 505. These amounts do not take into account the loss of revenues due to the slowing of access to new homes and of upgrading of old homes from ten to 24 hours.

     (I)  PROPOSED ACQUISITION

     On July 29, 1998, the Company and Spice Entertainment Companies, Inc. ("Spice") filed with the Securities and Exchange Commission ("SEC") preliminary proxy materials in connection with the Company's proposed acquisition of Spice, announced on February 3, 1998. The Company and Spice have responded to comments on the preliminary proxy materials from the staff of the SEC, are in the process of responding to additional comments, and are working on obtaining all other necessary consents and approvals.

     The Company has received a financing commitment from a major financial institution which provides that, subject to satisfaction of customary conditions contained in the commitment letter, the Company will be entitled to draw upon the commitment from and after February 12, 1999. The Company and Spice have agreed to amend their merger agreement to extend from December 31, 1998 to March 1, 1999, the date on which either party may terminate the merger agreement, to adjust the top of the collar from a maximum value of $2.88 per Spice share to $2.81 while leaving the bottom of the collar of $2.20 per Spice share unchanged, and to amend certain other terms. The Company and Spice are finalizing the specific terms of the amendment which will be described in and annexed to the proxy materials to be filed shortly with the SEC and which will be mailed after SEC clearance to stockholders of Spice.

     The Company expects the merger to be effected during the first two months of calendar year 1999.

     (J)  SUBSEQUENT EVENT

     In October 1998, the Company settled litigation in the amount of $1.4 million related to BrandsElite International Corporation ("BrandsElite"). The settlement was recorded in cost of sales in the quarter ended September 30, 1998. See "Legal Proceedings."

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
               (In millions of dollars, except per share amounts)



RESULTS OF OPERATIONS

   The Company's revenues increased to $75.7 for the quarter ended September 30, 1998 compared to $68.2 for the quarter ended September 30, 1997. For the nine months ended September 30, 1998, revenues increased to $225.2 compared to $218.8 for the nine months ended September 30, 1997. The increase for the quarter was driven by higher Entertainment and Catalog Group revenues, combined with an increase in Playboy magazine revenues. For the nine-month period, the increase was primarily due to higher revenues for the Entertainment and Playboy Online Groups, partially offset by lower revenues from other domestic publishing businesses.

   The Company reported an operating loss of $2.4 for the quarter ended September 30, 1998 compared to operating income of $2.3 in the prior year quarter. For the nine months ended September 30, 1998, the Company's operating income was $2.8 compared to $10.4 in the prior year. The current year quarter and nine-month period reflected higher operating income for the Entertainment Group, which was more than offset by planned investments in the Playboy Online Group and Corporate Administration and Promotion and lower operating performance for the Publishing and Product Marketing Groups. The lower operating performance for the Product Marketing Group was principally due to a settlement of litigation reflected in the current year quarter and nine-month period. The higher Corporate Administration and Promotion expenses were largely due to increased investments in systems technology, including Year 2000 expenses, and corporate marketing.

   For the quarter ended September 30, 1998, the Company reported a net loss of $2.7, or basic and diluted net loss per common share of $0.13, compared to net income of $1.1, or basic and diluted EPS of $0.05, for the prior year quarter. The net loss for the nine months ended September 30, 1998 was $0.6, or basic and diluted net loss per common share of $0.03, compared to net income of $18.6, or basic EPS of $0.91 and diluted EPS of $0.89, for the prior year. Net income for the nine months ended September 30, 1997 included a federal income tax benefit of $13.5 related to NOLs and tax credit carryforwards. Excluding the impact of the $13.5 federal income tax benefit, net income for the nine months ended September 30, 1997 was $5.1, or basic and diluted EPS of $0.25.

   The net loss for the quarter ended September 30, 1998, adjusted to eliminate noncash federal income tax items due to the Company's NOLs and tax credit carryforwards ("tax-adjusted net loss"), was $2.9, or basic and diluted net loss per common share of $0.15. Net income for the quarter ended September 30, 1997, adjusted to eliminate noncash federal income tax items due to the Company's NOLs and tax credit carryforwards ("tax-adjusted net income"), was $1.8, or basic and diluted EPS of $0.09. For the nine months ended September 30, 1998, the tax-adjusted net loss was $0.1, or basic and diluted net loss per common share of $0.01, compared to tax-adjusted net income of $7.8, or basic EPS of $0.39 and diluted EPS of $0.38, for the nine months ended September 30, 1997.

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

Publishing Group

     The revenues and operating income of the Publishing Group were as follows for the periods indicated below:

                                    Quarters      Nine Months
                                      Ended          Ended
                                  September 30,  September 30,
                                  -------------  -------------
                                   1998    1997   1998   1997
                                  -----   -----  -----  ------
  Revenues
  Playboy Magazine...........     $26.2   $24.3  $77.4  $ 77.5
  Other Domestic Publishing..       5.6     5.6   14.1    15.9
  International Publishing...       2.2     2.2    7.4     6.9
                                  -----   -----  -----  ------

   Total Revenues............     $34.0   $32.1  $98.9  $100.3
                                  =====   =====  =====  ======

  Operating Income...........     $ 1.4   $ 2.5  $ 4.5  $  7.5
                                  =====   =====  =====  ======

     Publishing Group revenues increased $1.9, or 6%, for the quarter ended September 30, 1998 compared to the prior year due to higher revenues from Playboy magazine. For the nine months ended September 30, 1998, revenues decreased $1.4, or 1%, compared to the prior year primarily due to lower revenues from newsstand specials.

     For the quarter ended September 30, 1998, Playboy magazine revenues increased $1.9, or 8%, compared to the prior year. Circulation revenues increased $1.8 primarily due to a $1.6, or 32%, increase in newsstand revenues principally due to sales of the October 1998 issue featuring Cindy Crawford, which also carried a higher cover price. Additionally, the quarter was favorably impacted by higher subscription revenues of $0.2, or 2%. Advertising revenues remained relatively flat.

     For the nine months ended September 30, 1998, Playboy magazine revenues remained relatively flat. Circulation revenues increased $0.5, or 1%, due to $1.1, or 3%, higher subscription revenues. The higher subscription revenues were partially offset by $0.6, or 4%, lower newsstand revenues primarily due to 6% fewer U.S. and Canadian newsstand copies sold in the current year. In general, newsstand revenues have been, and are expected to continue to be, adversely affected by the consolidation taking place nationally in the single-copy magazine distribution system. Advertising revenues decreased $1.0, or 5%, primarily due to 4% fewer ad pages. Advertising sales for the calendar year 1998 fourth quarter issues of the magazine are closed, and the Company expects to report 35% more ad pages and 40% higher ad revenues compared to the quarter ended December 31, 1997, resulting in expected 6% increases in both ad pages and ad revenues for calendar year 1998 compared to calendar year 1997.

     Revenues from other domestic publishing businesses were flat for the quarter and decreased $1.8, or 12%, for the nine-month period compared to the prior year. The decrease for the nine-month period was principally due to fewer copies of newsstand specials sold.

     International publishing revenues were flat for the quarter and increased $0.5, or 7%, for the nine-month period compared to the prior year. The increase for the nine-month period primarily reflected higher revenues from the Polish edition of Playboy magazine, in which the Company owns a majority interest.

     For the quarter ended September 30, 1998, Publishing Group operating income decreased $1.1, or 43%, compared to the prior year due to higher average paper prices and higher editorial costs associated with the Cindy Crawford feature combined with lower subscription profitability. Operating income declined $3.0, or 40%, for the nine months ended September 30, 1998 largely due to the lower revenues from newsstand specials and Playboy magazine advertising and newsstand combined with higher average paper prices and lower subscription profitability. Operating income in calendar year 1998 has been, and is expected to continue to be, materially adversely impacted by an average paper price increase of approximately 5% compared to calendar year 1997.

     The National Defense Authorization Act of 1997 was signed into law in September 1996. One section of that legislation that began as the Military Honor and Decency Act (the "Military Act") bans the sale or rental of "sexually explicit material" on property under the jurisdiction of the Department of Defense. A federal district court found the Military Act to be unconstitutional and permanently enjoined its enforcement. The district court's decision also prohibited the Department of Defense from modifying its acquisition and stocking practices as a result of the Military Act. The government appealed the district court's decision and the decision was stayed during this appeal. On November 21, 1997, the United States Court of Appeals (the "Court of Appeals") vacated the district court's decision and ordered the district court to hold the Military Act constitutional. The Court of Appeals' decision was stayed pending appeal to the United States Supreme Court (the "Supreme Court"). On June 27, 1998, the Supreme Court, without comment, refused to hear the appeal and the stay was lifted. On September 21, 1998, the Department of Defense issued a directive that the Military Act was not applicable to the Company's publications and that the sale of Playboy magazine, newsstand specials and most of the Company's videos would not be prohibited at commissaries, PX's and ship stores.

Entertainment Group

     The revenues and operating income of the Entertainment Group were as follows for the periods indicated below:

                                               Quarters        Nine Months
                                                 Ended            Ended
                                             September 30,    September 30,
                                             -------------   ---------------
                                              1998    1997    1998     1997
                                             -----   -----   ------   ------
  Revenues
  Playboy TV
   Cable...................................  $ 5.3   $ 4.4   $ 15.7   $ 15.2
   Satellite Direct-to-Home................    8.5     7.2     24.8     20.4
   Off-Network Productions and Other.......    0.2     0.9      0.7      1.9
                                             -----   -----   ------   ------
  Total Playboy TV.........................   14.0    12.5     41.2     37.5
  Domestic Home Video......................    3.2     1.7      9.0      6.4
  International TV and Home Video..........    3.1     2.6      9.0     10.4
                                             -----   -----   ------   ------
  Total Playboy Businesses.................   20.3    16.8     59.2     54.3
  AdulTVision..............................    1.5     1.1      4.3      3.2
  Movies and Other.........................    0.1     0.3      1.5      1.5
                                             -----   -----   ------   ------
   Total Revenues..........................  $21.9   $18.2   $ 65.0   $ 59.0
                                             =====   =====   ======   ======
  Operating Income
  Profit Contribution Before
   Playboy Businesses Programming Expense..  $11.3   $ 9.1   $ 33.9   $ 30.7
  Playboy Businesses Programming Expense...   (5.5)   (5.5)   (15.6)   (16.6)
                                             -----   -----   ------   ------
   Total Operating Income..................  $ 5.8   $ 3.6   $ 18.3   $ 14.1
                                             =====   =====   ======   ======

     The following discussion focuses on the profit contribution of each Playboy business before Playboy businesses programming expense ("profit contribution").

Playboy TV

     Revenues from the Company's domestic pay television service, Playboy TV, increased $1.5, or 12%, for the quarter and $3.7, or 10%, for the nine-month period compared to the prior year.

     Cable revenues increased $0.9, or 19%, for the quarter ended September 30, 1998 primarily due to an increase in the number of cable addressable households to which Playboy TV was available combined with higher retail rates. For the nine months ended September 30, 1998, cable revenues increased $0.5, or 3%, primarily due to higher retail rates and larger favorable adjustments to prior months, partially offset by fewer monthly subscribers and some system drops, due in part to the implementation of Section 505 of the Telecommunications Act. At September 30, 1998, Playboy TV was available to approximately 11.9 million cable addressable households, a 9% increase compared to September 30, 1997 and a 2% decrease compared to June 30, 1998.

     Management believes that the Company's revenues attributable to its domestic pay television cable services may continue to be materially adversely affected as a result of enforcement of Section 505, which commenced May 18, 1997, due to reduced buy rates from the systems that roll back carriage to a 10:00 p.m. start time, subscriber declines and reduced carriage from cable operators due to aggressive competition for carriage from all program suppliers. The Company has estimated that the Entertainment Group's calendar year 1998 revenues will be reduced by approximately $3.5, and approximately $25 (discounted to present value at a rate of 6%) over the next ten years, due to Section 505. These amounts do not take into account the loss of revenues due to the slowing of access to new homes and of upgrading of old homes from ten to 24 hours. The Company is pursuing in the United States District Court in Wilmington, Delaware (the "Delaware District Court") its case challenging on constitutional grounds the validity of Section 505 and is seeking a permanent injunction against the enforcement of Section 505. The Company's full case on the merits was heard by the Delaware District Court in March 1998. The Company is currently waiting for the Delaware District Court to render a decision. See "Legal Proceedings."

     Additionally, management believes that the growth in cable access for the Company's domestic pay television businesses has slowed in recent years due to the effects of cable reregulation by the Federal Communications Commission (the "FCC"), including the "going-forward rules" which provide cable operators with incentives to add basic services. As cable operators have utilized available channel space to comply with "must-carry" provisions, mandated retransmission consent agreements and "leased access" provisions, competition for channel space has increased. Further, the delay of new technology, primarily digital set-top converters which would dramatically increase channel capacity, has contributed to the slowdown. The major reason for this delay has been the unexpected engineering problems and expenses associated with developing an affordable digital set-top converter. Management believes that growth will continue to be slow in the next two to three years as the cable television industry responds to the FCC's rules and subsequent modifications, and develops new technology. As digital technology (which is unaffected by the relevant sections of the Telecommunications Act) becomes more available, however, the Company believes that ultimately its pay television networks will be available to the majority of cable households on a 24-hour basis.

     Satellite direct-to-home ("DTH") revenues increased $1.3, or 18%, for the quarter and $4.4, or 22%, for the nine-month period. These improvements were primarily due to significant increases in addressable universes for DirecTV and PrimeStar, combined with revenues in the current year periods as a result of calendar year 1998 launches on EchoStar and two Canadian DTH services, ExpressVu and Star Choice. DTH is unaffected by Section 505. Revenues from TVRO, or the big-dish market, continued to decline, as expected, due to the maturity of this platform. Playboy TV was available to approximately 9.2 million DTH households at September 30, 1998, an increase of 44% and 6% compared to September 30, 1997 and June 30, 1998, respectively.

     Revenues from off-network productions and other decreased $0.7 for the quarter and $1.2 for the nine-month period primarily due to revenues in the prior year periods from licensing episodes of Women: Stories of Passion to Showtime Networks Inc.

     Profit contribution for Playboy TV increased $0.7 for the quarter and $2.0 for the nine-month period primarily due to the net increases in revenues discussed above, partially offset by higher marketing expenses. The current year quarter also included legal fees related to the Section 505 lawsuit. The nine-month comparison also reflected expenses in the prior year for a pay-per-view special featuring Farrah Fawcett and favorable music licensing settlements and an adjustment to bad debt in the prior year.

Domestic Home Video

     Domestic home video revenues and profit contribution increased $1.5 and $1.4, respectively, for the quarter ended September 30, 1998, and increased $2.6 and $2.5, respectively, for the nine months ended September 30, 1998, compared to the prior year. These increases were primarily due to sales of The Eros Collection of movies and higher revenues from the sale of digital video discs ("DVDs") in the current year periods. For the quarter, partially offsetting the above were sales in the prior year of Farrah Fawcett: All of Me.

International TV and Home Video

     For the quarter ended September 30, 1998, profit contribution from the international business increased $0.3 primarily due to higher international home video revenues. For the nine months ended September 30, 1998, revenues and profit contribution from the international business decreased $1.4 and $1.7, respectively, primarily due to lower international television and home video sales, partially offset by higher international network sales and contractual revenues. Variations in quarterly performance are caused in part by revenues and profit contribution from tier sales being recognized depending upon the timing of program delivery, license periods and other factors.

Playboy Businesses Programming Expense

     Programming amortization expense associated with the Entertainment Group's Playboy businesses discussed above remained flat for the quarter and decreased $1.0 for the nine-month period. The decrease for the nine-month comparison was primarily due to the net decrease in international revenues discussed above.

AdulTVision

     AdulTVision revenues increased $0.4 for the quarter and $1.1 for the nine-month period compared to the prior year. These increases were primarily due to higher revenues from the domestic network principally as a result of a significant increase in the addressable universe. At September 30, 1998, the network was available domestically to approximately 9.7 million cable addressable and DTH households, an increase of 76% and 2% compared to September 30, 1997 and June 30, 1998, respectively. Operating income increased $0.3 for the quarter and $0.4 for the nine-month period primarily due to the increases in revenues discussed above, partially offset by increased distribution costs. The nine-month comparison also reflected higher contractual marketing costs in the current year.

Movies and Other

     Operating income from movies and other businesses remained relatively stable for both the quarter and nine months ended September 30, 1998, as revenues decreased $0.2 for the quarter and remained stable for the nine-month period. The Entertainment Group's administrative expenses increased $0.3 for the quarter and remained flat for the nine-month period compared to the prior year. The higher expenses for the quarter comparison were primarily due to higher performance-related variable compensation and new business development expenses.

Product Marketing Group

     The revenues and operating performance of the Product Marketing Group were as follows for the periods indicated below:

                                       Quarters          Nine Months
                                         Ended              Ended
                                     September 30,      September 30,
                                     -------------      -------------
                                      1998    1997      1998     1997
                                     -----    ----      ----     ----
  Revenues........................   $ 1.6    $2.4      $5.8     $6.1
                                     =====    ====      ====     ====

  Operating Income (Loss).........   $(1.0)   $1.5      $0.1     $2.8
                                     =====    ====      ====     ====

     Revenues decreased $0.8, or 35%, for the quarter and $0.3, or 5%, for the nine-month period compared to the prior year. Both the current year quarter and nine-month period reflect lower international product licensing royalties, principally from Asia. Higher revenues from Special Editions, Ltd. ("SEL") as a result of a barter agreement related to the sale of prints and posters from the Company's art publishing inventory partially offset the decline for the nine-month period.

     The Product Marketing Group reported an operating loss of $1.0 for the quarter ended September 30, 1998 compared to operating income of $1.5 in the prior year quarter. Operating income of $0.1 for the nine months ended September 30, 1998 decreased $2.7, or 96%, compared to the prior year. The decreases in the current year periods were largely due to a $1.4 settlement of litigation related to BrandsElite. See "Legal Proceedings." Also unfavorably impacting the current year periods were the lower Asian royalties previously discussed. For the nine-month period, the higher SEL revenues were mostly offset by higher associated costs.

Catalog Group


     The revenues and operating performance of the Catalog Group were as follows for the periods indicated below:


                                       Quarters        Nine Months
                                         Ended            Ended
                                     September 30,    September 30,
                                     -------------    -------------
                                      1998    1997     1998    1997
                                     -----   -----    -----   -----
  Revenues........................   $16.3   $14.7    $50.8   $51.0
                                     =====   =====    =====   =====

  Operating Income (Loss).........   $ 0.6   $(0.2)   $ 2.1   $ 1.6
                                     =====   =====    =====   =====

     Revenues for the quarter ended September 30, 1998 increased $1.6, or 11%, compared to the prior year largely due to the timing of sales cut-offs resulting in an additional week of sales recorded in the current year quarter for all of the catalogs. Sales volume for the Critics' Choice Video catalog was also higher as a result of sales in the current year quarter from The Big Book of Movies catalog (the "Big Book"), first available in October 1997. Also favorably impacting the current year quarter were revenues from the Spice catalog which launched in July 1998 under license from Spice, containing adult video tapes. Partially offsetting the above were lower sales volume for the Playboy fall catalog and the Collectors' Choice Music summer catalog. For the nine months ended September 30, 1998, revenues remained relatively stable compared to the prior year. Revenues in the current year from the Big Book and the Spice catalog discussed above were basically offset by lower sales volume for the quarterly Critics' Choice Video catalogs, primarily as a result of planned lower circulation and slightly lower response rates, and the Playboy fall catalog.

     For the quarter ended September 30, 1998, operating performance increased $0.8 compared to the prior year primarily due to the higher revenues, which were partially offset by higher related costs. Operating income for the nine months ended September 30, 1998 increased $0.5, or 35%, compared to the prior year as a result of lower expenses due in part to expenses in the prior year related to the group's move to a new facility.

Casino Gaming Group

     The Company anticipates the opening of the Playboy Casino and Beach Hotel in Rhodes, Greece by the end of calendar year 1998 or the first quarter of calendar year 1999. The Company is also exploring additional casino gaming opportunities. Operating losses of $0.2 and $0.6, respectively, were reported for the quarter and nine months ended September 30, 1998 as a result of staffing and overhead costs.

Playboy Online Group

     Beginning with the quarter ended March 31, 1998, Playboy Online results, which were previously reported in the Publishing and Catalog Groups, are reported as a separate operating group. The group's results include advertising sales from Playboy.com, the Company's free site on the Internet; subscription sales to Playboy Cyber Club, the Company's pay site on the Internet; and e-commerce sales. The revenues and operating losses of the Playboy Online Group were as follows for the periods indicated below:

                                       Quarters          Nine Months
                                         Ended              Ended
                                     September 30,      September 30,
                                     -------------      -------------
                                      1998    1997       1998    1997
                                     -----   -----      -----   -----
  Revenues.........................  $ 1.8   $ 0.9      $ 4.8   $ 2.4
                                     =====   =====      =====   =====

  Operating Loss...................  $(2.1)  $(0.5)     $(4.3)  $(0.7)
                                     =====   =====      =====   =====

     Playboy Online Group revenues doubled for both the quarter and nine-month period compared to the prior year. These increases come from higher subscription revenues related to Playboy Cyber Club, which launched in the summer of

1997, combined with higher e-commerce revenues primarily due to the launches of CCVideo and CCMusic, online versions of the Critics' Choice Video and Collectors' Choice Music catalogs, in the fall and summer of 1997, respectively.

     For the quarter and nine months ended September 30, 1998, the Playboy Online Group reported operating losses of $2.1 and $4.3, respectively, compared to operating losses of $0.5 and $0.7 in the prior year quarter and nine-month period, respectively. The current year quarter and nine-month period included higher planned investments related to the group's continued growth and development.

Corporate Administration and Promotion

     Corporate administration and promotion expenses of $6.9 for the quarter and $17.3 for the nine-month period both increased $2.4 compared to the prior year periods. These increases were primarily due to increased investments in systems technology, including Year 2000 expenses, combined with increased investment spending on corporate marketing and promotion.

LIQUIDITY AND CAPITAL RESOURCES

     At September 30, 1998, the Company had $2.2 in cash and cash equivalents and $29.0 in short-term borrowings, compared to $0.9 in cash and cash equivalents and $10.0 in short-term borrowings at December 31, 1997. The Company expects to finance its short- and long-term cash requirements through its revolving credit agreement, cash generated from operations and additional facilities.

Cash Flows From Operating Activities

     Net cash used for operating activities was $14.1 for the nine months ended September 30, 1998 compared to net cash provided of $3.9 for the prior year. The Company reported a net loss of $0.6 in the current year compared to net income of $5.1 in the prior year, excluding the $13.5 federal income tax benefit recorded in the prior year. Cash used for operating assets and liabilities was $14.8 in the current year compared to $13.1 in the prior year, despite the increase in the net deferred tax asset in the prior year which offset the federal income tax benefit. Cash used for accounts receivable in the current year compared to cash provided in the prior year was largely due to the higher revenues from domestic home video and international TV networks combined with the timing of cash receipts from the Entertainment Group's domestic home video and international businesses. The Company invested $18.2 in Company-produced and licensed entertainment programming during the current year compared to $22.8 in the prior year, and expects to invest approximately $8.4 in such programming during the remainder of calendar year 1998.

Cash Flows From Investing Activities

     Net cash used for investing activities was $4.1 for the nine months ended September 30, 1998 compared to $1.9 in the prior year largely due to a loan to one of the Company's international ventures in the current year period.

Cash Flows From Financing Activities

     Net cash provided by financing activities was $19.4 for the nine months ended September 30, 1998 compared to net cash used of $2.5 for the prior year. This increase was principally due to a $19.0 increase in the level of short-term borrowings under the Company's revolving line of credit in the current year to finance ongoing operations, compared to a $3.0 decrease in the level of short-term borrowings in the prior year.

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

     Management believes that it is more likely than not that the required amount of such taxable income will be generated in years subsequent to December 31, 1997 and prior to the expiration of the Company's NOLs to realize the $14.0 net deferred tax asset at December 31, 1997. The Company's net deferred tax asset declined to $13.5 at September 30, 1998 based on taxable income for the current nine-month period and management's projection of calendar year 1998 taxable income. Following is a summary of the bases for management's belief that a valuation allowance of $16.5 at December 31, 1997 is adequate, and that it is more likely than not that the net deferred tax asset of $14.0 at December 31, 1997 will be realized:

 . In establishing the net deferred tax asset, management reviewed the components of the Company's NOLs and determined that they primarily resulted from several nonrecurring events, which were not indicative of the Company's ability to generate future earnings.

 . Several of the Company's operating groups continue to generate meaningful earnings, particularly the Entertainment Group, and the Company's substantial investments in the Entertainment and Playboy Online Groups are anticipated to lead to increased earnings in future years.

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

Other

     In January 1993, the Company received a General Notice from the EPA as a PRP in connection with a site identified as the Southern Lakes Trap & Skeet Club, located at the Resort, formerly owned by a subsidiary of the Company. The Resort was sold by the Company's subsidiary to LG Americana-GKP Joint Venture in 1982. Two other entities were also identified as PRPs in the notice. The notice relates to actions that may be ordered taken by the EPA to sample for and remove contamination in soils and sediments, purportedly caused by skeet shooting activities at the Resort property. During fiscal year 1994, the EPA advised the Company of its position that the area of land requiring remediation is approximately twice the size of the initial site. The Company believes that it has established adequate reserves, which totaled $0.6 at September 30, 1998, to cover the eventual cost of its anticipated share (based on an agreement with one of the other PRPs) of any agreed upon remediation.

     On December 18, 1995, BrandsElite, an Ontario, Canada corporation, filed a complaint against the Company in the Circuit Court of Cook County, Illinois (the "Illinois Circuit Court"). In the complaint, BrandsElite, an international distributor of premium merchandise, including liquor, perfume, cosmetics and luxury gifts, principally to duty-free retailers, alleged that the Company breached a product license agreement, shortly after its execution by the Company in October 1995. The agreement provided for the appointment of BrandsElite as the exclusive, worldwide licensee of the Playboy trademark and tradename with respect to the sale of cognac and possibly some deluxe whiskeys. The Company had advised BrandsElite that it had determined not to proceed with the transaction and disputed strongly BrandsElite's allegation that as a result of the Company's breach, BrandsElite suffered millions of dollars of damages in future lost profits and diminished value of its stock. BrandsElite also sought to recoup out-of-pocket expenses, fees and costs incurred in bringing the action. The license agreement provided for recovery by a party in any judgment entered in its favor of attorneys' fees and litigation expenses, together with such court costs and damages as are provided by law. On October 22, 1997, the Company filed a motion for partial summary judgment challenging BrandsElite's claims for future lost profits and stock market valuation damages. On March 4, 1998, the Illinois Circuit Court granted the portion of the Company's motion relating to stock market valuation damages but denied the portion of the motion relating to future lost profits. BrandsElite's expert reports on damages asserted future lost profits damages ranging from $3.5 to $12.5. The case was dismissed with prejudice on October 16, 1998 in exchange for a settlement payment by the Company of $1.4.

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

     The Company will adopt the provisions of Statement 133, Accounting for Derivative Instruments and Hedging Activities, for financial statements issued for fiscal years beginning after June 15, 1999. Statement 133 provides a comprehensive and consistent standard for the recognition and measurement of derivatives and hedging activities. Management is evaluating the effect that adoption of Statement 133 will have on the Company's financial statements.

     In response to the Year 2000 problem, the Company has begun to identify, evaluate and implement changes to its existing computerized business systems. The Company is addressing the issue through a combination of modifications to existing programs and conversions to Year 2000 compliant software. In addition, the Company is communicating with its vendors and other service providers to ensure that their products and business systems will be Year 2000 compliant. If modifications and conversions by the Company and those it conducts business with were not made in a timely manner, the Year 2000 problem could have a material adverse affect on the Company's business, financial condition and results of operations. Certain key systems of the Company have already been identified as Year 2000 compliant, including financial applications and Playboy Online operations. Although the Company is still quantifying the impact, the current estimate of the total costs associated with the required modifications and conversions are expected to be approximately $1.0, of which approximately $0.7 is expected to be expensed in calendar year 1998. These costs are being expensed as incurred.

     As a contingency plan for the most reasonably likely worst case scenario, the Company has addressed all major elements related to this issue. The Company believes its technology systems will be ready for the Year 2000, but the Company may experience isolated incidences of non-compliance. The Company plans to allocate internal resources and retain dedicated consultants and vendor representatives to be ready to take action if these events occur. Although the Company values its established relationships with key vendors and other service providers, if certain vendors are unable to perform on a timely basis due to their own Year 2000 issues, the Company believes that substitute products or services are obtainable from other vendors. The Company also recognizes the risks if other key suppliers in utilities, communications, transportation, banking and government are not ready for the Year 2000, and is approaching this issue in the same manner.

FORWARD-LOOKING STATEMENTS

     This Form 10-Q Report contains "forward-looking statements," including statements in "Management's Discussion and Analysis of Financial Condition and Results of Operations," as to expectations, beliefs, plans, objectives and future financial performance, and assumptions underlying or concerning the foregoing. Such forward-looking statements involve risks and uncertainties which could cause actual results or outcomes to differ materially from those expressed in the forward-looking statements. The following are some of the important factors that could cause actual results or outcomes to differ materially from those discussed in the forward-looking statements: (1) government actions or initiatives, including (a) attempts to limit or otherwise regulate the sale of adult-oriented materials, including print, video and online materials or businesses such as casino gaming, (b) regulation of the advertisement of tobacco products, or (c) substantive changes in postal regulations or rates, (2) further increases in paper prices, (3) changes in distribution technology and/or unforeseen delays in the implementation of that technology by the cable and satellite industries, which might affect the Company's plans and assumptions regarding carriage of its program services, (4) increased competition for advertisers from other publications and media or any significant decrease in spending by advertisers generally or with respect to the adult male market, (5) increased competition for transponders and channel space and any decline in the Company's access to, and acceptance by, cable and DTH systems, (6) the effects of the consolidation taking place nationally in the single-copy magazine distribution system, (7) new competition in the adult cable television market,
(8) uncertainty of market acceptance of the Internet as a medium for information, entertainment, e-commerce and advertising, an increasingly competitive environment for advertising sales, the impact of competition from other content and merchandise providers, as well as the Company's reliance on third parties for technology and distribution for its online business, and (9) potential adverse effects of unresolved Year 2000 problems including external key suppliers.

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

     Management believes that the Company's revenues attributable to its domestic pay television cable services may continue to be materially adversely affected as a result of enforcement of Section 505, which commenced May 18, 1997, due to reduced buy rates from the systems that roll back carriage to a 10:00 p.m. start time, subscriber declines and reduced carriage from cable operators due to aggressive competition for carriage from all program suppliers. The Company has estimated that the Entertainment Group's calendar year 1998 revenues will be reduced by approximately $3.5 million, and approximately $25 million (discounted to present value at a rate of 6%) over the next ten years, due to Section 505. These amounts do not take into account the loss of revenues due to the slowing of access to new homes and of upgrading of old homes from ten to 24 hours. The Company is pursuing in the Delaware District Court its case challenging on constitutional grounds the validity of Section 505 and is seeking a permanent injunction against the enforcement of Section 505. The Company's full case on the merits was heard by the Delaware District Court in March 1998. The Company is currently waiting for the Delaware District Court to render a decision.

     On December 18, 1995, BrandsElite, an Ontario, Canada corporation, filed a complaint against the Company in the Illinois Circuit Court. In the complaint, BrandsElite, an international distributor of premium merchandise, including liquor, perfume, cosmetics and luxury gifts, principally to duty-free retailers, alleged that the Company breached a product license agreement, shortly after its execution by the Company in October 1995. The agreement provided for the appointment of BrandsElite as the exclusive, worldwide licensee of the Playboy trademark and tradename with respect to the sale of cognac and possibly some deluxe whiskeys. The Company had advised BrandsElite that it had determined not to proceed with the transaction and disputed strongly BrandsElite's allegation that as a result of the Company's breach, BrandsElite suffered millions of dollars of damages in future lost profits and diminished value of its stock. BrandsElite also sought to recoup out-of-pocket expenses, fees and costs incurred in bringing the action. The license agreement provided for recovery by a party in any judgment entered in its favor of attorneys' fees and litigation expenses, together with such court costs and damages as are provided by law. On October 22, 1997, the Company filed a motion for partial summary judgment challenging BrandsElite's claims for future lost profits and stock market valuation damages. On March 4, 1998, the Illinois Circuit Court granted the portion of the Company's motion relating to stock market valuation damages but denied the portion of the motion relating to future lost profits. BrandsElite's expert reports on damages asserted future lost profits damages ranging from $3.5 million to $12.5 million. The case was dismissed with prejudice on October 16, 1998 in exchange for a settlement payment by the Company of $1.4 million.

                       EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits

Exhibit
Number                           Description
-------                          -----------

   10.1 Fourth Amendment to February 10, 1995 Credit Agreement by and among Playboy Enterprises, Inc., Harris Trust and Savings Bank and LaSalle National Bank dated as of November 5, 1998 but effective as of September 30, 1998

   27    Financial Data Schedule
_________

(b)  Reports on Form 8-K

     No reports on Form 8-K were filed during the quarter ended September 30, 1998.

                                 SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                PLAYBOY ENTERPRISES, INC.
                                -------------------------
                                      (Registrant)



Date   November 16, 1998        By  /s/  Linda Havard
       --------------------         ------------------------
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