Form 10-K
period 1998-12-31
PLAYBOY ENTERPRISES INC
filed 1999-03-26
CIK 79114

               UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549
                                   FORM 10-K
(Mark One)
[x] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 1998
                                       OR
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ................... to ....................
COMMISSION FILE NUMBER 1-6813

                           Playboy Enterprises, Inc.
            (Exact name of registrant as specified in its charter)

                DELAWARE                                        36-4249478
       (State or other jurisdiction of                       (I.R.S. Employer
        incorporation or organization)                   Identification Number)

     680 NORTH LAKE SHORE DRIVE, CHICAGO, IL                         60611
     (Address of principal executive offices)                      (Zip Code)

REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: (312) 751-8000

SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:

                                                         Name of each exchange
   Title of each class                                    on which registered
   -------------------                                  ----------------------
Class A Common Stock, par value
  $0.01 per share . . . . . . . . . . . . . . . . . . . New York Stock Exchange
                                                        Pacific Exchange
Class B Common Stock, par value $0.01 per share . . . . New York Stock Exchange
                                                        Pacific Exchange

SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT:  NONE

   Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing
requirements for the past 90 days. YES X     NO ___

   Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ___

   The aggregate market value of Class A Common Stock, par value $0.01 per share, held by nonaffiliates (based upon the closing sale price on the New York Stock Exchange) on February 28, 1999 was $33,216,081. The aggregate market value of Class B Common Stock, par value $0.01 per share, held by nonaffiliates (based upon the closing sale price on the New York Stock Exchange) on February 28, 1999 was $210,690,624. These amounts do not reflect the effect of the acquisition of Spice Entertainment Companies, Inc. on March 15, 1999.

   As of February 28, 1999, there were 4,748,954 shares of Class A Common Stock, par value $0.01 per share, and 15,878,188 shares of Class B Common Stock, par value $0.01 per share, outstanding. These amounts do not reflect an additional approximately 2,000,000 shares of Class B Common Stock issued in connection with the acquisition of Spice Entertainment Companies, Inc. on March 15, 1999.

DOCUMENTS INCORPORATED BY REFERENCE
Documents                                              Form 10-K Reference
---------                                              -------------------

Notice of Annual Meeting of Stockholders and Proxy     Part III, Items 10-13, to
Statement (to be filed) relating to the Annual         the extent described
Meeting of Stockholders to be held in May 1999         therein

                           PLAYBOY ENTERPRISES, INC.
                         1998 FORM 10-K ANNUAL REPORT

                                                         TABLE OF CONTENTS

                                                                                                    Page
                                                                                                    ---
                                                   PART I
Item 1.     Business.............................................................................     3
Item 2.     Properties...........................................................................    21
Item 3.     Legal Proceedings....................................................................    22
Item 4.     Submission of Matters to a Vote of Security Holders..................................    23


                                                   PART II

Item 5.     Market for Registrant's Common Stock and Related Stockholder Matters.................    24
Item 6.     Selected Financial Data..............................................................    24
Item 7.     Management's Discussion and Analysis of Financial Condition and Results of Operations    26
Item 7A.    Quantitative and Qualitative Disclosures About Market Risk...........................    39
Item 8.     Financial Statements and Supplementary Data..........................................    40
Item 9.     Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.    64


                                                  PART III

Item 10.    Directors and Executive Officers of the Registrant...................................    64
Item 11.    Executive Compensation...............................................................    64
Item 12.    Security Ownership of Certain Beneficial Owners and Management.......................    64
Item 13.    Certain Relationships and Related Transactions.......................................    64

                                                   PART IV

Item 14.    Exhibits, Financial Statement Schedules, and Reports on Form 8-K.....................    64

                                    PART I

Item 1. Business
----------------

   The term "Company" means Playboy Enterprises, Inc., together with its subsidiaries and predecessors, unless the context otherwise requires. The Company was organized in 1953 to publish Playboy magazine. Since its inception, the Company has expanded its publishing operations and has engaged in entertainment businesses that are related to the content and style of Playboy magazine. Additionally, the Company licenses its trademarks for use on various consumer products, operates direct marketing and online businesses and is reentering the casino gaming business.

   The Company's businesses are classified into six reportable segments:
Publishing, Entertainment, Product Marketing, Catalog, Casino Gaming and Playboy Online. Beginning in fiscal year 1998, Playboy Online results, which were previously reported in the Publishing and Catalog Groups, are reported as a separate operating group. The net revenues, income (loss) before income taxes and cumulative effect of change in accounting principle, identifiable assets and depreciation and amortization of each reportable segment are set forth in Note R of Notes to Consolidated Financial Statements.

   The Company's trademarks are vital to the success and future growth of all of the Company's businesses. The trademarks, which are renewable periodically and which can be renewed indefinitely, include Playboy, Playmate, Rabbit Head Design, Sarah Coventry, Critics' Choice Video, Collectors' Choice Music and AdulTVision.

   On November 6, 1997, the Board of Directors of the Company (the "Board") approved a change in the Company's fiscal year end from June 30 to December 31, which better aligns the Company's businesses with its customers and partners who also operate and plan on a calendar-year basis. This change resulted in a six-month transition period from July 1, 1997 through December 31, 1997 (the "transition period"). The fiscal year ended December 31, 1998 represents the first full calendar year subsequent to this change.

PUBLISHING GROUP

   The Company's Publishing Group operations include the publication of Playboy magazine, other domestic publishing businesses (including newsstand specials, calendars and books) and the licensing of international editions of Playboy magazine.

   The revenues and operating income of the Publishing Group were as follows for the periods indicated in the following table (in millions):

                              Fiscal Year  Six Months   Fiscal Year  Fiscal Year
                                Ended        Ended        Ended        Ended
                                12/31/98    12/31/97*     6/30/97*     6/30/96*
                              ----------- -----------   ----------   -----------
REVENUES
Playboy magazine...........    $   108.3  $     50.8    $   104.9    $   105.3
Other domestic publishing..         18.7        10.2         20.8         20.3
International publishing...         11.0         5.3         10.0          6.2
                               ---------  ----------    ---------    ---------
Total Revenues.............    $   138.0  $     66.3    $   135.7    $   131.8
                               =========  ==========    =========    =========

OPERATING INCOME...........    $     6.3  $      3.9    $     8.7    $     9.0
                               =========  ==========    =========    =========

* Certain reclassifications have been made to conform to the current presentation.

PLAYBOY MAGAZINE

   Founded by Hugh M. Hefner in 1953, Playboy magazine is the best-selling men's monthly magazine in the world. Worldwide monthly circulation, which includes international editions, is approximately 4.5 million copies. Approximately 3.2 million copies of the U.S. edition are sold monthly. International sales of the U.S. edition of Playboy magazine and 17 licensed international editions extend the magazine's reach to approximately 50 countries worldwide. According to Fall 1998 data published by Mediamark Research, Inc. ("MRI"), the U.S. edition of Playboy magazine is read by approximately one in every eight men in the United States aged 18 to 34.

   Playboy magazine is a general-interest magazine for men and offers a balanced variety of features. It has gained a loyal customer base and a reputation for excellence by providing quality entertainment and informative articles on current issues and trends. Each issue of Playboy magazine includes an in-depth, candid interview with a well-known, thought-provoking personality. Over the magazine's 45-year history, exclusive interviews have included prominent public figures (e.g., Martin Luther King, Jr., Jimmy Carter, Fidel Castro, Mike Wallace, Rush Limbaugh and James Carville), business leaders (e.g., Bill Gates, David Geffen, Tommy Hilfiger and Ted Turner), entertainers (e.g., Steve Martin, Jerry Seinfeld, David Letterman, Jay Leno, Mel Gibson, Bruce Willis and John Travolta), authors (e.g., Salman Rushdie, Anne Rice, Ray Bradbury, Alex Haley and James Michener) and sports figures (e.g., Michael Jordan, Muhammad Ali and Brett Favre). The magazine also regularly publishes the works of leading journalists, authors and other prominent individuals. For example, Playboy magazine has published fiction by Scott Turow, Jay McInerney, John Updike and Margaret Atwood, articles by Michael Crichton, Bill Maher and William F. Buckley, and book adaptations by Tony Horwitz (Middle East correspondent for The Wall Street Journal) and Pulitzer Prize winning author William Kennedy. It has long been known for its graphic excellence and features and publishes the work of top artists and photographers. Playboy magazine also features lifestyle articles on consumer products, fashion, automobiles and consumer electronics and covers the worlds of sports and entertainment. It is also renowned for its pictorials of beautiful women and frequently features celebrities on its cover and in exclusive pictorials (among them Farrah Fawcett, Pamela Anderson, Elle Macpherson, Jenny McCarthy, Cindy Crawford, Sharon Stone, Madonna and Katarina
Witt).

   The net circulation revenues of the U.S. edition of Playboy magazine for fiscal year 1998, the transition period and fiscal years 1997 and 1996 were $75.4 million, $37.2 million, $74.8 million and $76.2 million, respectively. Net circulation revenues are gross revenues less provisions for newsstand returns and unpaid subscriptions, and commissions. Circulation revenue comparisons may be materially impacted with respect to any period which includes one or more issues of unusually high public interest.

   According to the Audit Bureau of Circulations ("ABC"), an independent audit agency, Playboy magazine's circulation rate base (the total newsstand and subscription circulation guaranteed to advertisers) at December 31, 1998 was larger than each of Newsweek and Cosmopolitan, and also greater than the combined circulation rate bases of Rolling Stone, Esquire and GQ, which have substantial adult male audiences. Playboy magazine's rate base compares to that of other selected publications as noted in the following table:

     Selected U.S. Consumer Publications                                     Rate Base (1)              Ranking (2)
     -----------------------------------                                     ------------               ----------
     Reader's Digest....................................................        15.00                        1
     TV Guide...........................................................        11.80                        2
     National Geographic................................................         8.50                        3
     Time...............................................................         4.00                       10
     People.............................................................         3.25                       11
     PLAYBOY............................................................         3.15                       12
     Sports Illustrated.................................................         3.15                       12
     Newsweek...........................................................         3.10                       14
     Cosmopolitan.......................................................         2.30                       18
     Rolling Stone......................................................         1.25                       46
     Business Week......................................................         0.88                       85
     Esquire............................................................         0.65                      109
     GQ.................................................................         0.65                      109

______________________
     (1) Represents rate base at December 31, 1998 (in millions) as reported by ABC.
     (2)  Based on rate base at December 31, 1998 as reported by ABC.

   Effective with the January 1996 issue, the Company reduced the rate base 7% from 3.40 million to 3.15 million in order to enable the Company to manage circulation more profitably, while maintaining the magazine's circulation leadership as the best-selling men's monthly magazine. Management anticipates a further reduction in the rate base to reflect the growing inefficiencies and costs of maintaining a high-quality, large circulation, single title publishing operation in an environment of decreasing results from sweepstakes marketing efforts and consolidation among magazine wholesalers and distributors.

   Playboy magazine has historically generated over two-thirds of its revenues from subscription and newsstand circulation, with the remainder primarily from advertising. Subscription copies as a percentage of total copies sold were approximately 80% for fiscal year 1998. The Company believes that managing Playboy's circulation to be primarily subscription driven, like most major magazines, provides a stable and desirable circulation base, which is also attractive to advertisers. According to the MRI data previously mentioned, the median age of male Playboy readers is 32, with a median annual household income of approximately $43,000. The Company also derives meaningful income from the rental of Playboy magazine's subscriber list, which consists of the subscriber's name, address and other information maintained by the Company.

   The price of a one-year subscription ranges from $14.98 to $29.88, depending on the source of the subscription and the length of time the subscription has been held. The Company continually tests a variety of subscription pricing strategies. The Company attracts new subscribers to the magazine through its own direct mail advertising campaigns, subscription agent campaigns and the Internet. The Company recognizes revenues from magazine subscriptions over the terms of the subscriptions.

   Subscription copies of the magazine are delivered through the U.S. Postal Service as second class mail. The Company attempts to contain these costs through presorting and other methods. The Publishing Group will be adversely impacted by a general postal rate increase of approximately 4% effective January 1999.

   Playboy magazine is one of the highest priced magazines in the United States. The basic U.S. newsstand cover price has been $4.95 ($5.95 for holiday issues) since fiscal year 1993. The Company increased the Canadian cover price to C$5.95 (C$6.95 for holiday issues) in fiscal year 1995. There were no newsstand price increases in fiscal year 1998 for copies sold in the United States or Canada, except for the October 1998 issue featuring Cindy Crawford. No newsstand price increases are currently planned for fiscal year 1999.

   Distribution of the magazine to newsstands and other retail outlets is accomplished through Warner Publisher Services ("Warner"), a national distributor that maintains a network of approximately 200 wholesale distributors. Copies of the magazine are shipped in bulk to the wholesalers, which are responsible for local retail distribution. The Company receives a substantial cash advance from Warner at the time each issue goes on sale. The Company recognizes revenues from newsstand sales based on estimated copy sales at the time each issue goes on sale, and adjusts for actual sales upon settlement with Warner. These revenue adjustments are not material on an annual basis. Retailers return unsold copies to the wholesalers who count and then shred the returned magazines and report the returns via affidavit. The Company then settles with Warner based on the number of magazines actually sold. The number of issues sold on newsstands varies from month to month, depending in part on the cover, the pictorials and the editorial features.

   Playboy magazine targets a wide range of advertisers. Advertising by category, as a percent of total ad pages, was as follows:

                                                     Fiscal Year   Six Months   Fiscal Year   Fiscal Year
                                                        Ended         Ended        Ended         Ended
      Advertising Category                             12/31/98      12/31/97      6/30/97       6/30/96
      --------------------                           -----------   ----------   -----------   -----------
      Tobacco.......................................          25%          23%           21%           24%
      Retail/Direct Mail............................          23           21            23            25
      Beer/Wine/Liquor..............................          22           22            24            19
      Home Electronics..............................           6            9             4             1
      Toiletries/Cosmetics..........................           6            4             7             9
      Jewelry/Optical/Photo.........................           5            4             4             3
      Drugs/Remedies................................           4            5             3             3
      Entertainment.................................           3            3             3             2
      Automotives...................................           2            3             4             8
      Apparel/Footwear/Accessories..................           2            3             4             3
      All Other.....................................           2            3             3             3
                                                        --------     --------       -------       -------
                                                             100%         100%          100%          100%
                                                        ========     ========       =======       =======

   The Company continues to focus on securing new advertisers from underdeveloped categories. The Company has been utilizing a national trade campaign, Growing Up, I never thought I'd be in Playboy, which features top executives from top advertisers talking about the power and appeal of the magazine and the Playboy brand. The thrust of the campaign is to reinforce the mainstream, upscale nature of the publication and its readership to the advertising community, specifically targeting the fashion, fragrance and consumer electronics categories. The magazine includes approximately 550-600 advertising pages per year. The Company implemented 7% and 6% cost per thousand ("CPM") increases in advertising rates effective with the January 1999 and 1998 issues, respectively.

   The Company publishes the U.S. edition of Playboy magazine in 15 advertising editions: one upper income zip-coded, eight regional, two state and four metro. All contain the same editorial material but provide targeting opportunities for advertisers. The net advertising revenues of the U.S. edition of Playboy magazine for fiscal year 1998, the transition period and fiscal years 1997 and 1996 were $30.8 million, $13.7 million, $28.4 million and $27.4 million, respectively. Net advertising revenues are gross revenues less advertising agency commissions, frequency and cash discounts and rebates. Levels of advertising revenues may be affected by, among other things, general economic activity and governmental regulation of advertising content.

   The Playboy Jazz Festival provides advertisers sponsorship and advertising opportunities through the festival at the Hollywood Bowl, the published Jazz Festival program, free community concerts, and a national public radio broadcast. The Company has produced this music event on an annual basis in Los Angeles at the Hollywood Bowl since June 1979.

   Playboy magazine and newsstand specials are printed at Quad/Graphics, Inc., located in Wisconsin, which then ships the product to subscribers and Warner. The actual print run varies each month and is determined with input from Warner. Paper is the principal raw material used in the production of Playboy magazine. The Company uses a variety of types of high-quality coated paper that is purchased from a number of suppliers. The market for paper has historically been cyclical, resulting in volatility in paper prices. The Publishing Group expects an approximate 8% decrease in paper prices effective with the May 1999 issue.

   Members of the magazine publishing industry, including the Company, receive a significant portion of their advertising revenues from companies selling tobacco products. Significant legislative or regulatory limitations on the ability of those companies to advertise in magazines could materially adversely affect the Company's operating performance. The Company does not believe that it will be impacted by the Food and Drug Administration (the "FDA") regulation announced in August 1996 which prohibits the publication of tobacco advertisements containing drawings, colors or pictures. The regulation does not apply to a magazine which is demonstrated to be an "adult publication," which means a publication (a) whose readers younger than 18 years of age constitute no more than 15% of total readership and (b) is read by fewer than two million persons younger than 18 years of age, in each case, as measured by competent and reliable survey evidence. Based on information available to the Company on its readership, the Company believes that Playboy magazine qualifies as an "adult publication" and that the regulation is not applicable to the magazine. If, however, Playboy magazine were not deemed to be an "adult publication," compliance with the regulation could have a material adverse effect on the Company. On April 25, 1997, the Federal District Court for the Middle District of North Carolina ruled that the FDA has no authority under existing law to restrict the advertising and promotion of tobacco products and ordered the FDA not to implement any of the advertising and promotion restrictions contained in the regulation. The Government appealed this ruling. On August 14, 1998, a three-judge panel of the Fourth Circuit Court of Appeals (the "Fourth Circuit Court") invalidated the FDA's authority to issue regulations restricting tobacco advertising. The Government has appealed this decision to the Fourth Circuit Court.

   From time to time, Playboy magazine, and certain of its distribution outlets and advertisers, have been the target of certain groups who seek to limit its availability because of its content. In its 45-year history, the Company has never sold a product that has been judged to be obscene or illegal in any U.S. jurisdiction.

   The National Defense Authorization Act of 1997 was signed into law in September 1996. One section of that legislation that began as the Military Honor and Decency Act (the "Military Act") bans the sale or rental of "sexually explicit material" on property under the jurisdiction of the Department of Defense. A federal district court found the Military Act to be unconstitutional and permanently enjoined its enforcement. The district court's decision also prohibited the Department of Defense from modifying its acquisition and stocking practices as a result of the Military Act. The government appealed the district court's decision, and the decision was stayed during this appeal. On

November 21, 1997, the United States Court of Appeals (the "Court of Appeals") vacated the district court's decision and ordered the district court to hold the Military Act constitutional. The Court of Appeals' decision was stayed pending appeal to the United States Supreme Court (the "Supreme Court"). On June 27, 1998, the Supreme Court, without comment, refused to hear the appeal, and the Court of Appeals' stay was lifted. On September 21, 1998, the Department of Defense issued a directive that the Military Act was not applicable to the Company's publications and that the sale of Playboy magazine, newsstand specials and most of the Company's videos would not be prohibited at commissaries, PX's and ship stores.

   Magazine publishing companies face intense competition for both readers and advertising. Magazines primarily aimed at men are Playboy magazine's principal competitors. In addition, other types of media that carry advertising, such as newspapers, radio, television and Internet sites, compete for advertising revenues with Playboy magazine.

OTHER DOMESTIC PUBLISHING

   The Publishing Group has also created media extensions, taking advantage of the magazine's reputation for quality and its libraries of art, photography and editorial text. These products include newsstand specials and calendars, which are primarily sold in newsstand outlets and use both original photographs and photographs from the Company's library. The group expects to publish 24 newsstand specials in fiscal year 1999. In fiscal year 1998, the transition period and fiscal years 1997 and 1996, the group published 23, 11, 22 and 21 newsstand specials, respectively. The last increase in the newsstand cover price (to $6.95) for newsstand specials was implemented in fiscal year 1996.

   The Publishing Group also generates revenues from related businesses, including books. In conjunction with an unaffiliated third party, the Company released Inside the Playboy Mansion late in fiscal year 1998, featuring a private glimpse, in photographs and text, into the innersanctums of the legendary Playboy Mansions in both Chicago and Los Angeles. In conjunction with this same third party, the Company also published The Playmate Book: Five Decades of Centerfolds in fiscal year 1997, which featured photographs and capsule biographies of 514 Playmates.

INTERNATIONAL PUBLISHING

   The Company licenses the right to publish 17 international editions of Playboy magazine in the following countries: Australia, Brazil, Croatia, the Czech Republic, France, Germany, Greece, Italy, Japan, Netherlands, Norway, Poland, Russia, Slovakia, Spain, Sweden and Taiwan. The Company's equity interest in the Polish edition was increased from 45% to a majority interest in March 1996 and its results are consolidated in the Company's financial statements accordingly. Combined average circulation of the international editions is approximately 1.3 million copies monthly.

   Local publishing licensees tailor their international editions by mixing the work of their national writers and artists with editorial and pictorial material from the U.S. edition. The Company monitors the content of the international editions so that they retain the distinctive style, look and quality of the U.S. edition, while meeting the needs of their respective markets. The terms of the license agreements for Playboy magazine's international editions vary, but in general are for terms of three or five years and carry a guaranteed minimum royalty as well as a formula for computing earned royalties in excess of the minimum. Royalty computations are generally based on both circulation and advertising revenues. In fiscal year 1998, two editions, Brazil and Germany, accounted for approximately 55% of the total licensing revenues from international editions.

OTHER PUBLICATIONS

   The Company owned a 20% interest and had an option to acquire the remaining 80% interest in duPont Publishing, Inc. ("duPont") at a price based on fair market value as of December 31, 1999. duPont is the publisher of three duPont Registry magazines: A Buyers Gallery of Fine Automobiles, A Buyers Gallery of Fine Homes and A Buyers Gallery of Fine Boats. On December 31, 1998, the Company sold back to duPont the shares of duPont's common stock owned by the Company.

ENTERTAINMENT GROUP

   The Company's Entertainment Group operations include the production and marketing of programming through domestic Playboy TV, other domestic pay television, international television and worldwide home video businesses as well as the worldwide distribution of programming through AdulTVision and the production or co-production and distribution of feature films.

   On March 15, 1999, the Company completed its acquisition of Spice Entertainment Companies, Inc. ("Spice"), a leading provider of adult television entertainment. For each share of Spice common stock, stockholders of Spice received $3.60 in cash and 0.1133 shares of the Company's Class B common stock. The total transaction value, including assumption of debt, was approximately $105 million. Spice stockholders also retained ownership of Directrix, Inc., a former subsidiary of Spice that owns Spice's digital operations center, an option to acquire Emerald Media, Inc. and certain rights to Spice's library of adult films.

   The revenues and operating income of the Entertainment Group were as follows for the periods indicated in the following table (in millions):

                                                   Fiscal Year   Six Months   Fiscal Year   Fiscal Year
                                                      Ended        Ended         Ended         Ended
                                                     12/31/98     12/31/97      6/30/97       6/30/96
                                                   -----------   ----------   ----------   ------------
REVENUES
Playboy TV
 Cable..........................................    $    21.3    $     9.6      $   21.2      $   21.2
 Satellite direct-to-home.......................         33.9         14.0          23.1          16.4
 Off-network productions and other..............          2.0          1.3           3.0           1.7
                                                    ---------    ---------      --------      --------
Total Playboy TV................................         57.2         24.9          47.3          39.3
Domestic home video.............................         11.1          3.3           8.5           9.4
International TV and home video.................         14.7          4.7          12.2          11.9
                                                    ---------    ---------      --------      --------
Total Playboy Businesses........................         83.0         32.9          68.0          60.6
AdulTVision.....................................          5.8          2.3           4.5           1.9
Movies and other................................          2.2          2.1           2.2           2.3
                                                    ---------    ---------      --------      --------
Total Revenues..................................    $    91.0    $    37.3      $   74.7      $   64.8
                                                    =========    =========      ========      ========

OPERATING INCOME
Profit contribution before programming expense..    $    51.3    $    19.2      $   39.7      $   30.5
Programming expense (a).........................        (25.1)       (11.2)        (21.4)        (21.3)
                                                    ---------    ---------      --------      --------
Total Operating Income..........................    $    26.2    $     8.0      $   18.3      $    9.2
                                                    =========    =========      ========      ========

(a) Includes amortization expense for all businesses listed above, including AdulTVision and movies.

PROGRAMMING

   The Entertainment Group develops, produces and distributes programming for domestic Playboy TV, other domestic pay television, domestic home video and international television and home video markets. Its productions have included feature films, magazine-format shows, dramatic series, documentaries, live events, anthologies of sexy short stories and celebrity and Playmate features. The Company's programming is designed to be adapted easily into a number of formats, enabling the Company to spread its relatively fixed programming costs over multiple product lines. It features stylized eroticism in a variety of entertaining formats for men and women, with an emphasis on programming for couples. The programming does not contain depictions of explicit sex or scenes that link sexuality with violence, and is consistent with the level of taste and quality established by Playboy magazine.

   The Company's Playboy-branded programming is available in the United States and Canada through the domestic Playboy TV network, and internationally through Playboy TV networks and, on a tier or program-by-program basis, through foreign broadcasters. Domestic Playboy TV is offered on cable and through the satellite direct-to-home ("DTH") market on a pay-per-view and monthly subscription basis. There are currently international Playboy TV networks in the United Kingdom, Japan, Latin America and Iberia, as well as an AdulTVision network in Latin America. The Company plans to launch a Playboy TV network in Germany and Scandinavia during fiscal year 1999. The Company also distributes its programming on videocassettes, laserdiscs and digital video discs ("DVDs"), which are sold through retail outlets, the Company's Internet sites and direct mail, including two of the Company's catalogs.

   In December 1998, the Company announced that it had entered into an agreement with an affiliate of the Cisneros Group of Companies ("Cisneros"), one of Latin America's most prominent conglomerates and broadcasters. The agreement is subject to due diligence and definitive agreements being executed. The agreement would create a joint venture that would facilitate a more rapid expansion of Playboy TV and Spice into international markets as well as provide substantial capital inflows to the Company for the international rights to the Company's existing library and brands and for the licensing of new programming. As part of the agreement, the joint venture would obtain the Company's interests in its existing international networks. In addition, the joint venture would have the right to create and distribute a Spanish-language network in the United States.

   The Company invests in Playboy-style, original quality programming to support its expanding businesses. The Company invested $24.6 million, $14.4 million, $30.7 million and $25.5 million in entertainment programming in fiscal year 1998, the transition period and fiscal years 1997 and 1996, respectively. These amounts, which include expenditures for Playboy-branded programming, AdulTVision and feature films, resulted in the production of 136, 96, 166 and 120 hours of original programming in fiscal year 1998, the transition period and fiscal years 1997 and 1996, respectively. At December 31, 1998, the Company's library of primarily exclusive, Playboy-branded original programming totaled approximately 1,300 hours. In fiscal year 1999, the Company expects to invest approximately $37.0 million in Company-produced and licensed programming, which would result in the production of approximately 180 hours of original programming. These amounts could vary based on the timing of completion of productions.

   The following tables list movies produced or co-produced by the Company and the series still in distribution, and certain information related to each:

   MOVIES                                         NUMBER OF RELEASES
   ------                                         ------------------
   Playboy Films
     Fiscal year 1998.............................Two
     Transition period............................Two
     Fiscal year 1997.............................Three
     Fiscal year 1996.............................Four

   The Eros Collection
     Fiscal year 1998.............................Eleven
     Transition period............................Two
     Fiscal year 1997.............................Seventeen
     Fiscal year 1996.............................Twelve

   TITLE OF SERIES                                GENRE
   ---------------                                -----
   Beverly Hills Bordello.........................Anthology
   Red Shoe Diaries...............................Anthology
   Women: Stories of Passion......................Anthology
   Erotic Fantasies...............................Anthology
   Playboy's Love & Sex Test......................Game show
   Playboy's Secret Confessions and Fantasies.....Hosted series
   Eden...........................................Dramatic series
   Inside Out.....................................Anthology
   Playboy Late Night.............................Magazine-format

   The Company releases feature films in the $1 million to $2 million range under the Playboy Films label. These films are generally completed under co-production and distribution agreements with, among others, the Motion Picture Corporation of America ("MPCA"). These agreements are structured to jointly fund the cost of a production and to share in the revenue streams. The Company is responsible for distributing the film and shares the revenues, less associated costs, with the other party. In fiscal year 1997, the Company signed a co-production agreement with Zalman King Entertainment, Inc. ("Zalman King"). The agreement provided for the Company and Zalman King to co-produce feature films, three of which have been produced and released to date. In fiscal year 1998, the Company also released a film that it produced exclusively. In addition to MPCA and Zalman King, the Company has deals with two smaller production companies, Royal Oaks Entertainment, Inc. and MRG Entertainment, Inc. ("MRG"). All of the Playboy Films have also aired or will air on domestic Playboy TV.

   The Company created and markets The Eros Collection, a line of small-budget, non-Playboy-branded movies. These movies are released worldwide through television and home video. In fiscal year 1997, seven of the films under the Eros label were co-produced.

   The Company and Orion Home Video ("Orion") signed an agreement in fiscal year 1996 to release a total of 18 Playboy Films and 24 Eros Collection films in the domestic home video market. In July 1997, Orion was purchased by a division of MGM/UA Home Entertainment ("MGM"). During the transition period, the Company reached a cash settlement with MGM, relieving MGM of contract obligations regarding distribution of the last nine Playboy Films in the original agreement. The Company is currently in the process of selecting a new domestic distributor for Playboy Films. In fiscal year 1998, the Company began distributing films under the Eros label domestically through Universal Music & Video Distribution, Inc. ("Uni"), its regular distributor of domestic home video product.

   The Company's series air on domestic and international Playboy TV networks and are marketed to distributors internationally. Additionally, some episodes have been released as Playboy Home Video titles and/or have been licensed to other networks. In fiscal year 1996, the Company began production of Women:
Stories of Passion ("Women"), a series of 30-minute erotic anthologies written, produced and directed by women. The Company has licensed 39 episodes of the Women series to Showtime Networks Inc. ("Showtime"). Broadcast initially by Showtime, the series is then distributed worldwide by the Company.

   As part of the co-production agreement with Zalman King discussed above, the Company and Zalman King have also co-produced 18 new episodes of the popular cable television series Red Shoe Diaries, all of which have been completed and released. The production of these episodes was co-financed by the Company and Showtime. The agreement grants the Company international distribution rights to the new episodes of Red Shoe Diaries, plus 48 episodes previously aired on Showtime. During fiscal year 1998, the Company continued to distribute the Women and Red Shoe Diaries series, although no further episodes have been produced. The Company also has an agreement with MRG related to Beverly Hills Bordello, a new series of 30-minute erotic anthologies. The series consists of 27 episodes, of which the Company has only international distribution rights for the first 13 episodes. The last 14 episodes were licensed by the Company to Showtime in fiscal year 1998, are being distributed in the international TV market and will air on domestic Playboy TV.

   Seeking to leverage the Company's production experience, the Company created Alta Loma Entertainment, Inc. in fiscal year 1998 to produce non-Playboy-branded programming for broadcast by other networks. The first series is currently in production and 13 episodes have been sold to HBO, with an option for additional episodes.

PLAYBOY TV

   When the Company introduced its domestic pay cable network, Playboy TV, in 1982, it was available only through monthly subscriptions. In December 1989, the Company began to focus on the then-emerging pay-per-view market by promoting the pay-per-view option in addition to the monthly subscription option. Pay-per-view television enables a subscriber with an addressable set-top decoder or satellite receiver to purchase a block of programming, an individual movie or an event for a set fee. Pay-per-view also permits customers to purchase only as much of the Company's programming as they wish and only when they desire to watch the programming. Pay-per-view also permits customers to control the viewing of the programming within their households. In addition, the relatively low price of an evening of pay-per-view programming competes well with many other forms of entertainment. Pay-per-view programming can be delivered through any number of delivery methods, including: (a) cable television; (b) DTH to households with large satellite dishes receiving a C-band low power analog or digital signal or with small dishes receiving a Ku-band medium or high power digital signal (such as those currently offered by DirecTV, PrimeStar and EchoStar); (c) wireless cable systems; and (d) new technologies such as cable modem and the Internet. In recent years, Playboy TV has added a significant number of viewers through the DTH market, which is the fastest-growing segment of the pay television business.

Cable

   The Company expanded Playboy TV from a 10-hour per night schedule to 24-hour availability in May 1994. This change enabled the Company to increase revenues through maximum utilization of its transponder on Hughes Communications' Galaxy V satellite by offering more buying opportunities to the consumer. At December 31, 1998, Playboy TV was available to approximately 11.7 million cable addressable households, a 1% increase compared to December 31, 1997.

   The following table illustrates certain information regarding cable households in general, and Playboy TV (in thousands):

                                               Total Cable       Total Playboy TV
                             Total Cable       Addressable      Cable Addressable
                            Households (a)  Households (a) (b)    Households (c)
                            --------------  ------------------  ------------------
  June 30, 1996                    62,850              26,400              11,300
  June 30, 1997                    64,000              29,350              11,200
  December 31, 1997                64,500              30,700              11,600
  December 31, 1998                65,900              33,200              11,700

  Compound Annual Growth
   Rate (June 30, 1996 -
     December 31, 1998)               1.9%                9.6%                1.4%

________________________
     (a) Source: Information reported by Paul Kagan Associates, Inc. ("Kagan") for December 31 of each respective year. June 30 numbers were estimated by the Company based on the December 31 information. Kagan projects approximately 1% and 6% average annual increases in total cable households and total cable addressable households, respectively, through calendar year 2001.

     (b) Represents the approximate number of cable addressable households to which pay-per-view was available as of the end of the period.

     (c) Represents the approximate number of cable addressable households to which Playboy TV was available as of the end of the period.

   Most cable service in the United States is distributed through large multiple system operators ("MSOs"). At December 31, 1998, the Company had arrangements with 19 of the nation's 20 largest MSOs. These 19 MSOs, through affiliated cable systems ("Cable Affiliates"), controlled access to approximately 55.9 million, or 85%, of the 65.9 million total cable households. Once arrangements are made with an MSO, the Company is able to negotiate channel space for Playboy TV with the Cable Affiliates controlled by that MSO, and acceptance by Cable Affiliates provides the basis for expanding the Company's access to individual cable households. Four of these 19 MSOs served approximately 9.6 million, or 82%, of the approximately 11.7 million cable addressable households to which Playboy TV was available at December 31, 1998. Consistent with industry practice, the Company's agreements with Cable Affiliates are generally cancelable upon 60 or 90 days' notice by either party.

   The performance of Playboy TV in individual cable systems varies based principally on the pay-per-view ordering technology and the quantity and quality of marketing done by the Cable Affiliates. Individual Cable Affiliates determine the retail price of the pay-per-view service and prices average approximately $5.70 for a block of Playboy TV programming. Individual Cable Affiliates also determine the retail price of the monthly subscription service, where prices average approximately $9.35, largely dependent on the number of premium services to which a household subscribes.

   In February 1996, the Company filed suit challenging Section 505 of the Telecommunications Act of 1996 (the "Telecommunications Act"), which, among other things, regulates the cable transmission of adult programming, such as the Company's domestic pay television programs. Enforcement of Section 505 of the Telecommunications Act ("Section 505") commenced May 18, 1997. The Company's full case on the merits was heard by the United States District Court in Wilmington, Delaware (the "Delaware District Court") in March 1998. In December 1998, the Delaware District Court unanimously declared Section 505 unconstitutional. Even though the defendants have appealed this judgment, the ruling gives cable systems the right to resume 24-hour broadcast of adult services so long as cable systems comply with, and consumers are made aware of, the "blocking on request" requirement of Section 504 of the Telecommunications Act ("Section 504"). Management believes that the effect of Section 505 on the Company's financial performance may continue until the case is finally decided. See Part I. Item 3. "Legal Proceedings."

   Additionally, management believes that the growth in cable access for the Company's domestic pay television businesses has slowed in recent years due to the effects of cable reregulation by the Federal Communications Commission ("FCC"), including the "going-forward rules" which provide cable operators with incentives to add basic services. As cable operators have utilized available channel space to comply with "must-carry" provisions, mandated retransmission consent agreements and "leased access" provisions, competition for channel space has increased. Further, the delay of new technology, primarily digital set-top converters which would dramatically increase channel capacity, has contributed to the slowdown. The major reason for this delay has been the unexpected engineering problems and expenses associated with developing an affordable digital set-top converter. Management believes that growth will continue to be slow in the next two to three years as the cable television industry responds to the FCC's rules and subsequent modifications, and develops new technology. Cable operators have begun to introduce digital technology in order to upgrade their cable systems and to counteract competition from DTH operators. Digital cable television has several advantages over analog cable television, including more channels, better audio and video quality and advanced set-top boxes that are addressable, provide a secure fully scrambled signal and have integrated program guides and advanced ordering technology. As digital technology, which is unaffected by the relevant sections of the Telecommunications Act, becomes more available, however, the Company believes that ultimately its pay television networks will be available to the majority of cable households on a 24-hour basis.

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

   Playboy TV's cable programming is delivered primarily through a communications satellite transponder. The Company's current transponder lease, effective January 1, 1993, contains protections typical in the industry against transponder failure, including access to spare transponders. Access to the transponder may be denied if: (a) the Company or the satellite owner is indicted or otherwise charged as a defendant in a criminal proceeding; (b) the FCC issues an order initiating a proceeding to revoke the satellite owner's authorization to operate the satellite; (c) the satellite owner is ordered by a court or governmental authority to deny the Company access to the transponder; or (d) it becomes illegal to operate, transmit, distribute or sell the Company's television services in the United States. The Company has the right, however, to challenge any such denial and believes that the transponder will continue to be available to it through the end of the expected life of the satellite (currently estimated to be 2004). The Company's current lease term expires October 30, 2001 and can be renewed for an additional three years. Material limitations on the Company's access to cable systems or satellite transponder capacity could materially adversely affect the Company's operating performance. There have been no instances in which the Company has been denied access to the transponder it leases.

   Competition among providers of cable services for channel space and viewer spending is intense. The Company competes in this segment of its business primarily on the basis of its brand name and its original unique quality programming. Playboy TV's competition varies in the type and quality of programming offered and includes adult movie services that offer primarily third party programming. As the Company's agreements with cable operators have come up for renewal or renegotiation, the Company has experienced significant competition from these competitors with respect to the revenue split between the cable operator and the Company. The Company believes that a majority of its current fee arrangements with its Cable Affiliates with respect to Playboy TV are generally more favorable to the Company as a service provider than fee arrangements offered by its adult movie service competitors, and less favorable to the Company as a service provider than fee arrangements offered by general interest movie service competitors, like HBO. While there can be no assurance that the Company will be able to maintain its current fee structures in the face of price competition, the Company believes that strong Playboy brand recognition, the quality of its programming and its resulting ability to appeal more effectively to a broader range of adult audiences are critical factors which will continue to differentiate Playboy TV from its competitors. In fiscal year 1996, in part as a response to such price competition, the Company launched a flanker network, AdulTVision, to provide a lower-cost product that, in combination with Playboy TV, can result in a more attractive overall fee arrangement for cable operators. With the acquisition of Spice (the "Spice Acquisition"), the Company expects that the overall package available to cable operators will improve, thereby strengthening the Company's performance in the cable industry.

DTH

   In addition to cable, the Company provides Playboy TV via encrypted signal, on both a pay-per-view and monthly subscription basis, to home satellite dish viewers. The DTH market, which is not impacted by Section 505, is the fastest-growing segment of Playboy TV, with DTH revenues exceeding cable revenues beginning in fiscal year 1997. Playboy TV was available on a pay-per-view and/or monthly subscription basis to the following number of DTH households (in thousands):

                             Dec. 31,  Dec. 31,  June 30,  June 30,
                               1998      1997      1997      1996
----------------------------------------------------------------------
DTH Households                  9,800     6,800     6,300     4,900
----------------------------------------------------------------------

   Playboy TV was one of the first networks to be launched on DirecTV, the first commercial digital broadcast satellite ("DBS") service. This service provides exceptional improvements in program delivery and consumer interface to households equipped with digital satellite system receiving units, consisting of an 18-inch satellite antenna, a digital receiver box and a remote control. Playboy TV was added to a second DBS service, PrimeStar, and is available on both DirecTV and PrimeStar 24 hours a day on a pay-per-view as well as a subscription basis. Playboy TV is now also available on EchoStar in the United States, and on ExpressVu and Star Choice in Canada, making it the only adult service to be available on all five DBS services in the United States and Canada. The significant growth in the DBS market has provided the Company with an expanded customer base via a digital transmission which has historically produced higher buy rates than analog cable markets.

DOMESTIC HOME VIDEO

   The Company also distributes its original programming domestically via videocassettes, laserdiscs and DVDs that are sold in video and music stores and other retail outlets, the Company's Internet sites and through direct mail, including two of the Company's catalogs. Playboy Home Video is one of the largest-selling brands of non-theatrically released, special-interest videos in the United States. Playboy Home Video was named one of Billboard magazine's "Top Video Sales Labels" for calendar years 1998, 1997, 1996 and 1995. The format of Playboy Home Video is consistent with the style, quality and focus of Playboy magazine. The Company also releases home video titles under the Eros Collection label.

   The Company plans to release 15 Playboy Home Video titles in fiscal year 1999. In fiscal year 1998, the Company released 16 new Playboy Home Video titles, 14 of which had entered the top 15 on Billboard magazine's weekly Top
Video Sales Chart (the "Sales Chart") by the end of fiscal year 1998.   During
the transition period, the Company released eight new Playboy Home Video titles, all of which entered the top 20 on the Sales Chart during the transition period. Farrah Fawcett: All of Me was released in August 1997 and became the third Playboy title to reach the number one position on the Sales Chart where it
remained for two weeks.   The Company released 14 new Playboy Home Video titles
in fiscal year 1997, all of which entered the top 20 on the Sales Chart during
the fiscal year, with 11 of the 14 also reaching the top 10.   In fiscal year
1996, the Company released 14 new Playboy Home Video titles, including The Best of Anna Nicole Smith which reached the number two spot on the Sales Chart. Eight of the 14 new titles entered the top five on the Sales Chart in fiscal year 1996. The Best of Jenny McCarthy was released in June 1996 and became the second Playboy title to reach the number one spot on the Sales Chart, a position it held for five weeks in the summer of 1996. Due to its outstanding performance throughout the year, this title held the number four position in Billboard magazine's 1996 Year in Video Chart.

   In addition to retail sales, the Company also sells its videos through direct-marketing channels, including Playboy magazine, the Playboy catalog, the Critics' Choice Video catalog and the Company's Internet sites. The Company has also entered into various direct-marketing alliances for the sales of its continuity series, which entails selling a series of videos through direct mail efforts. Each month the customer receives a new video of a Playmate. In fiscal year 1997, the Company introduced a second continuity series featuring new products with Sony Music Direct. Through the Sony agreement, monthly centerfold videos are sold to existing and new customers. As of June 1997, Sony Music Direct also took over from Time Life Inc. the marketing and distribution of the first continuity series representing the core retail product line to new direct response customers.

   The Company's Playboy Home Video products are distributed in the United States and Canada by Uni. With respect to new release titles, the Company is responsible for manufacturing the video product and for certain marketing and sales functions. The Company's home video titles are generally released once a month. Wholesalers and retailers order units of a title through Uni's sales force for sell through to the customer. Uni ships the orders, warehouses the inventory, invoices the wholesalers and retailers and collects monies due. Uni receives a distribution fee on sales of these new releases and remits a net amount to the Company. The Company and Uni have a different distribution agreement, which was extended in fiscal year 1998, related to backlist titles (titles in release for longer than a year) that shifts manufacturing and marketing responsibilities to Uni. The Company receives annual guarantees for the backlist titles, and monies earned on these titles are offset against the guarantee.

   The Company also distributes its video programming via laserdiscs and, beginning in fiscal year 1997, the new DVD format, through agreements with Image Entertainment, Inc.

INTERNATIONAL TV AND HOME VIDEO

   Internationally, Playboy-branded programming is available in approximately 150 countries and territories, either on a tier or program-by-program basis or, in the United Kingdom, Japan, Iberia and approximately 45 Latin America countries and territories, through a local Playboy TV network in which the Company owns an equity interest and from which it receives fees for programming and the use of the Playboy brand name.

   The Company markets its programming to foreign broadcasters and pay television services. As appropriate, the licensees typically customize, dub or subtitle the programming to meet the needs of individual markets. In countries that can support a Playboy programming tier, the Company has expanded its relationships with foreign broadcasters by entering into exclusive multi-year, multi-product output agreements with international pay television distributors. These agreements enable the Company to have an ongoing branded presence in international markets and generate higher and more consistent revenues than selling programs on a show-by-show basis.

   In December 1998, the Company announced that it had entered into an agreement with an affiliate of Cisneros. The agreement is subject to due diligence and definitive agreements being executed. The agreement would create a joint venture that would facilitate a more rapid expansion of Playboy TV and Spice into international markets. As part of the agreement, the joint venture would obtain the Company's interests in its existing international networks. See "ENTERTAINMENT GROUP - Programming."

   In March 1997, the Company announced that it would launch a Playboy TV network in South Korea through a partnership with Daewoo Corporation. The launch has been delayed, however, due to the poor economic conditions in that country.

   A Playboy TV network and an international AdulTVision network were launched in Latin America in the fall of 1996. The venture is with an affiliate of Cisneros. The Company holds a 19% interest in the venture, with an option to acquire up to 49.9% of all equity interests. The Company also receives licensing fees for its programming and royalty payments for use of its brand name. The two Latin American networks are available on cable as well as Galaxy Latin America, a DTH service majority-owned by Hughes Electronics, which owns DirecTV in the United States. The

Company's partnership with Cisneros has been expanded to encompass a Playboy TV network in Iberia, which launched in fiscal year 1998, with plans for a Playboy TV network in Germany and Scandinavia to launch in fiscal year 1999.

   Another international Playboy TV network, in which the Company owns less than a 20% interest, was launched in Japan during fiscal year 1996 in partnership with Tohokushinsha Film Corp. Under the terms of a long-term program supply agreement, the Company will provide 700 hours of programming over the first five years of the venture and receives a royalty for use of its brand name. During fiscal year 1997, the venture was granted a license to distribute to the DTH market in Japan.

   The Company launched an international Playboy TV network in the United Kingdom in fiscal year 1995 in a joint-venture agreement with Flextech plc and British Sky Broadcasting Ltd. ("BSKyB"). The Company owns 19% of the network, with an option to acquire an additional 10% equity interest, and receives license fees for programming and the use of the Playboy brand name. In December 1998, the Company announced that Home Video Channel Ltd. ("HVC"), a wholly-owned subsidiary of Spice, is acquiring the other 81% interest in the network in the United Kingdom currently held by Flextech and BSKyB. This transaction is expected to close in fiscal year 1999. The venture plans to offer Playboy TV and an adult movie service in fiscal year 1999. The economies of scale that the Spice Acquisition offers, combined with the ability to market attractive options to consumers, should improve the Company's growth and profitability potential in the United Kingdom.

   As the Company's international networks grow, the ventures intend to produce programming specifically targeted to the local markets in order to maximize the appeal of Playboy TV among the Company's new customers. For example, the U.S. popularity of Night Calls, the Company's live call-in talk show, prompted the creation of Night Calls U.K. in fiscal year 1997.

   The Company also distributes, through separate distribution agreements, its U.S. home video products to approximately 60 countries and territories in North and South America, Europe, Australia, Asia and Africa. These products are based on the videos produced for the U.S. market, with dubbing or subtitling into the local language where necessary.

ADULTVISION

   In July 1995, the Company launched a second pay television network, AdulTVision, as a flanker network to Playboy TV. AdulTVision is principally offered on a pay-per-view basis and is sold primarily in combination with Playboy TV through cable operators and to the DTH market. At December 31, 1998, the network was available domestically to approximately 9.8 million cable addressable and DTH households, a 66% increase from December 31, 1997. As previously discussed, the Company launched the network internationally in Latin America in the fall of 1996. AdulTVision will be merged with the Spice network subsequent to the Spice Acquisition.

   AdulTVision's programming is available domestically through a full-service distribution agreement with a third-party provider. Under the terms of this agreement, uplink, encoding, access to a transponder and other services are provided.

PRODUCT MARKETING GROUP

   The Product Marketing Group licenses the Playboy name, Rabbit Head Design and other trademarks and artwork owned by the Company for the worldwide manufacture, sale and distribution of a variety of consumer products.

   The revenues and operating income of the Product Marketing Group were as follows for the periods indicated in the following table (in millions):


                      Fiscal Year Six Months   Fiscal Year  Fiscal Year
                        Ended       Ended        Ended        Ended
                       12/31/98    12/31/97      6/30/97      6/30/96
                      ---------   ---------    ---------    ---------
REVENUES..........    $     7.1   $     4.2     $    8.0     $    7.1
                      =========   =========     ========     ========
OPERATING INCOME..    $     0.4   $     1.6     $    3.5     $    3.7
                      =========   =========     ========     ========

   The Product Marketing Group works with licensees to develop, market and distribute high-quality, branded merchandise. The Company's licensed product lines include men's and women's clothing, accessories, watches, jewelry, fragrances, small leather goods, stationery, eyewear and home fashions. The Company plans to launch several new products in fiscal year 1999, including new apparel lines, Zippo lighters featuring the Playboy brand name and Rabbit Head Design and Special Editions, Ltd. ("SEL") prints, Franklin Mint pocket knives featuring archival magazine covers and a 45th Anniversary Playboy Club Bunny collectible figurine. Products are marketed globally, primarily through retail outlets, including department and specialty stores. One of the Company's apparel licensees operates over 450 Playboy stores and boutiques within department stores in China.

   Playboy by Don Diego, the Company's first cigar line, is manufactured by Consolidated Cigar Corporation and was launched in fiscal year 1997. It has developed a loyal following as a premium cigar among smokers. The Company launched a second Playboy cigar line, the limited-edition LeRoy Neiman Selection, in fiscal year 1997. Neiman, whose artwork has been featured in Playboy magazine for more than 40 years, created an original work of art for the cigar box and his image appears on the cigar band. Continuing its alliance with Consolidated Cigar Corporation, a new product of tubed individual cigars was launched in fiscal year 1998. These cigars are distributed through wine and spirit channels to nightclubs, cocktail lounges, country clubs and restaurants, for on-site sale. On-site sales of individual cigars are viewed as a new growth area for the cigar industry.

   The Company maintains control of the design and quality specifications of its licensed products to ensure that products are consistent with the quality of the Playboy image. To project a consistent image for Playboy-branded products throughout the world, a global advertising campaign and brand strategy was created to integrate all of the marketing efforts of the product licensees and to control the brand more effectively. The Company continues to make investments in brand marketing and product design to further promote a cohesive brand image.

   In order to capitalize on its international name recognition, the Company continues to increase its international product marketing activities, targeting growth for its licensing business in South America and Europe as well as supporting and expanding its significant presence throughout Asia. The Company plans to promote business in particular countries by capitalizing on the presence of other Playboy products, such as international editions of Playboy magazine and Playboy TV networks.

   SEL primarily licenses art-related products based on the Company's extensive collection of artwork, many of which were commissioned as illustrations for Playboy magazine and for use in the Company's other businesses. These include posters, limited-edition prints, art watches, art ties and collectibles. Prominent artists represented have included Salvador Dali, Keith Haring, LeRoy Neiman, Patrick Nagel, Alberto Vargas, Ed Paschke, Andy Warhol, Bas Van Reek, Karl Wirsum and Roger Brown.

   Additionally, the Company owns all of the trademarks and service marks of Sarah Coventry, Inc., which it licenses primarily domestically through such mass market distribution leaders as AAI.Fostergrant and M.Z. Berger & Company, Inc. Costume jewelry and watches are the principal product lines distributed by Sarah Coventry licensees.

   In general, royalties are based on a fixed or variable percentage of the licensee's total net sales, in many cases against a guaranteed minimum. During fiscal year 1998, approximately 65% of the royalties earned from licensing the Company's trademarks were derived from licensees in Asia, 25% from the United States and 10% from Europe.

   In order to protect the success and potential future growth of the Company's product marketing and other businesses, the Company actively defends its trademarks throughout the world and monitors the marketplace for counterfeit products. Consequently, it initiates legal proceedings from time to time to prevent unauthorized use of the trademarks. The Company uses a hologram on Playboy packaging as a mark of authenticity. While the trademarks differentiate the Company's products, the marketing of apparel, jewelry and cigars is an intensely competitive business that is extremely sensitive to economic conditions, shifts in consumer buying habits or fashion trends, as well as changes in the retail sales environment.

CATALOG GROUP

   The Company's Catalog Group operations include the direct marketing of products through the Critics' Choice Video catalog, including The Big Book of Movies (the "Big Book"); the Collectors' Choice Music catalog; the Playboy catalog; and the Spice catalog.

   The revenues and operating income of the Catalog Group were as follows for the periods indicated in the following table (in millions):


                      Fiscal Year  Six Months    Fiscal Year  Fiscal Year
                         Ended       Ended         Ended        Ended
                       12/31/98     12/31/97*     6/30/97*     6/30/96*
                      -----------  ----------    ---------    ---------
REVENUES..........    $    74.4    $     39.4    $    75.4    $    71.6
                      ===========  ==========    =========    =========
OPERATING INCOME..    $     4.1    $      1.9    $     4.6    $     5.2
                      ===========  ==========    =========    =========

* Certain reclassifications have been made to conform to the current presentation.

   The Critics' Choice Video catalog, one of the largest-circulation catalogs of classic, popular and hard-to-find movies, is published quarterly and features approximately 2,000 of the 22,000 in-stock movies from all of the major film studios. The catalog has expanded through alternative distribution methods such as package inserts, solo mailings and ads in specialty publications. In October 1997, Critics' Choice Video launched the first Big Book, a 324-page, perfect-bound oversize catalog featuring 10,000 videos, of which over 2,000 were offered at a 25% discount. Sales from this catalog exceeded expectations, which resulted in a second printing in early fiscal year 1998. In October 1998, the second Big Book, containing 372 pages, was released and is performing strongly. Planning is in progress for the Big Book for the year 2000, which will contain over 400 pages and has a projected circulation of one million. This edition is scheduled for release in September 1999.

   The Collectors' Choice Music catalog currently contains more than 2,000 titles from a selection of over 8,000 titles available in stock. It carries titles from all music genres on CDs and cassettes and is a leading music catalog of imports and hard-to-find reissues. The Collectors' Choice Music catalog is published three times annually. In order to maximize profitability and better serve its customers, the Company plans to continue to lower circulation of the catalog for fiscal year 1999 due to a reduction in prospecting, while increasing the size of the catalog from 100 pages to 124 pages.

   The Company continues to release exclusive titles produced under the Critics' Choice Video and Collectors' Choice Music labels. As a result, in fiscal year 1998, approximately 20 and 55 new exclusive titles were released through the Critics' Choice Video and Collectors' Choice Music catalogs, respectively. Both catalogs plan to continue to expand their exclusive offerings in fiscal year 1999.

   Playboy catalog products include Playboy-branded fashions, cigars and gifts, Playboy Home Video titles, Playboy collectibles, such as calendars, back issues of Playboy magazine and newsstand specials, and CD-ROM products. The Playboy catalog is published three times annually. Beginning in fiscal year 1999, the Playboy catalog will focus on offering more Playboy-branded and licensed product offerings that appeal to 18-34 year old customers. The catalog, with a new contemporary look, will be designed to showcase new upscale lines.

   In July 1998, the Company tested the Spice catalog under license from Spice. Due to the success of the test, the catalog will be published three times annually, and currently features 88 pages. The Spice catalog offers over 1,700 videos in the late night category, sexy lingerie and sensuous life products. The late night video category includes videos of a sexual nature that appeal to adults 18 and over. The first mailing was approximately one million, with resulting sales meeting expectations. Significant financial and circulation growth of the Spice catalog is planned for fiscal year 1999.

   Paper is the principal raw material used in publishing the Company's catalogs. The market for paper has historically been cyclical, resulting in volatility in paper prices. The Catalog Group will be adversely impacted by a postal rate increase of approximately 7% effective January 1999. In response to changes in paper and postage prices, the Company continues to evaluate different grades of paper and review circulation plans to operate the business most cost-effectively.

   In the summer of 1997, the catalog operations moved to a larger facility to meet additional space requirements. This constituted the group's second expansion in five years. The leased facility features an automated inventory management system and houses the group's merchandising, marketing, circulation, customer service and order fulfillment divisions. The Company is initially occupying 106,000 square feet of space and has an option to lease an additional 23,000 square feet commencing in December 2002. In fiscal year 1999, the Company expects to provide order fulfillment services for others, in order to utilize excess capacity.

   The catalog business is subject to competition from other catalogs and distributors and retail outlets selling similar merchandise, including Internet sites. In order to stem the natural decline in the print catalog business, the Company is focusing on expanding its e-commerce offerings in concert with Playboy Online. In fiscal year 1997, the Company purchased, from the trustee in bankruptcy, selected assets of the Time Warner Viewer's Edge videocassette catalog.

CASINO GAMING GROUP

   The Company decided to reenter the casino gaming business to further leverage its brand image. The Company will obtain licensing fees, brand royalties and/or management fees for operating the gaming establishments, and will consider making minority investments.

   The Company will receive annual licensing payments from The Playboy Casino at Hotel des Roses (the "Rhodes Casino") on the Greek island of Rhodes, which is scheduled to open in fiscal year 1999. The Company is exploring opportunities to develop additional venues in a range of locations with a strategy to form joint ventures with strong partners. Operating losses of $1.1 million and $0.6 million were reported for fiscal year 1998 and the transition period, respectively.

PLAYBOY ONLINE GROUP

   Beginning with the quarter ended March 31, 1998, Playboy Online results, which were previously reported in the Publishing and Catalog Groups, are reported as a separate operating group. The group's results include advertising revenues from Playboy.com, the Company's free site on the Internet; subscription revenues to Playboy Cyber Club, the Company's pay site on the Internet; and e-commerce revenues, currently from online versions of the Critics' Choice Video, Collectors' Choice Music and Playboy catalogs.

   The revenues and operating income (loss) of the Playboy Online Group were as follows for the periods indicated in the following table (in millions):

                           Fiscal Year   Six Months   Fiscal Year   Fiscal Year
                              Ended         Ended        Ended         Ended
                             12/31/98     12/31/97       6/30/97       6/30/96
                           -----------   ----------   -----------   -----------
REVENUES.................    $     7.1    $     2.3      $    2.8      $    1.2
                           ===========   ==========   ===========   ===========
OPERATING INCOME (LOSS)..    $    (6.5)   $    (0.9)     $   (0.1)     $    0.2
                           ===========   ==========   ===========   ===========

   The Company was one of the first national magazines to launch a free site on the Internet in fiscal year 1995 at www.playboy.com. Playboy.com is one of the Internet's most visited destination sites, averaging over 1.8 million daily page impressions and over 57 million monthly page impressions served during December 1998, according to audited information from Audit Bureau of Verification Services, Inc. A "page impression" is recorded each time an Internet page is seen by a user, regardless of the number of files contained on the page. According to estimated information from Media Metrix, approximately 1.2 million unique visitors accessed Playboy.com in December 1998. "Unique visitors" represent the estimated number of different individuals within a designated demographic that access a site among the total number of projected individuals using the Internet during the month.

   Taking full advantage of the technological capabilities of the medium, Playboy.com features over 3,000 pages containing popular editorial features from Playboy magazine, such as excerpts of Playboy Interviews, articles and Playboy Advisor columns, and select photos from Playmate pictorials. One of Playboy.com's many new content areas is Pop, which covers arts and entertainment, books, movies and music. Along with standing features and dispatches from correspondents, e-commerce opportunities are woven throughout Pop and the other content areas. Two of the most popular real-time events offered in fiscal year 1998 were online chats with supermodel Cindy Crawford and Olympic gold medal figure skater Katarina Witt, which coincided with the women's cover pictorials in Playboy magazine. The site, which also offers a Spanish translation, promotes Playboy TV's monthly programming schedule and sells Playboy magazine subscriptions. The Company plans to continue to increase the original content on Playboy.com, including through alliances.

   The Company began generating revenues from the sale of advertising on Playboy.com in fiscal year 1996. Playboy.com's advertising base is distinct from that of Playboy magazine, as it is anchored by Internet-related advertisers from the technology, telecommunications and entertainment industries. The Company plans to more aggressively cross-promote the magazine and Playboy.com and package advertising opportunities on both. The Company continues to add new advertisers to the site. Advertising on Playboy.com is priced on a CPM basis determined by page impressions and is primarily sold by the Company. In fiscal year 1998, advertising revenues increased over 20% compared to the twelve months ended December 31, 1997. The Company expects to see continued growth in advertising revenues in fiscal year 1999.

   The group has a significant e-commerce business from online versions of the Playboy, Critics' Choice Video and Collectors' Choice Music catalogs. In April 1996, an online version of the Playboy catalog, called the Playboy Store, was launched and can be accessed at www.playboystore.com. The Playboy Store offers the same products as the print version of the Playboy catalog, but features a wider selection of items. The Playboy Store was redesigned in fiscal year 1998 to make it more visually appealing and to provide the customer with easier access to different departments within the store, which features almost 1,000 items. Fiscal year 1999 plans include adding "Express Click" ordering, which will allow the customer to place an order with just one click, and significantly expanding the branded product offering from the Company's licensees.

   Based on the performance of the Playboy Store and consumer interest in purchasing music and videos online, CCMusic, an online version of the Collectors' Choice Music catalog, was launched in the summer of 1997 at www.ccmusic.com. CCMusic offers titles in every musical genre, including exclusive releases and titles not found on any other Internet site. Encouraged by its success in fiscal year 1998, the Company invested in a database late in fiscal year 1998 that added over 200,000 selections to the CCMusic site, bringing the total to approximately 250,000. The site also underwent a complete redesign late in fiscal year 1998, adding new features on the home page such as highlighted new releases, imports, exclusives and artists.

   CCVideo, an online version of the Critics' Choice Video catalog, was launched in the fall of 1997 at www.ccvideo.com. CCVideo offers a database of over 50,000 videos, with over 22,000 in stock for immediate shipment, including many not easily found in local retail outlets or other Internet sites. Improvements to the site for fiscal year 1999 include adding new content from publisher Video Hound, implementing "Express Click" ordering capability and other customer service upgrades as well as installing customer profiling and preference software. CCVideo also operates the Sundance Channel Filmstore at www.sundancefilmstore.com in partnership with New Video and the Sundance Channel, which offers an array of independent films screened annually at the Sundance Film Festival.

   An online version of the Spice catalog is scheduled to launch in fiscal year 1999 and will feature over 2,000 late night video products, lingerie and sensuous life products.

   The Company has commission or bounty arrangements with third parties, including Amazon.com, K-Tel International, Inc. and Mindspring Enterprises, Inc. The Company is considering additional marketing alliances with other sites in order to increase its e-commerce revenues.

   The Company launched a pay site on the Internet in July 1997 at www.cyber.playboy.com. with content that is distinct from, and significantly greater in scope than, that found on Playboy.com. Playboy Cyber Club, which is currently offered on a subscription basis for $60 per year, had over 28,000 subscribers as of December 31, 1998, an over 30% increase compared to December 31, 1997. Designed as an online Playboy fan club, Playboy Cyber Club allows members to peruse approximately 43,000 pages on the site. Major attractions include individual home pages for every Playboy Playmate; every Playboy Interview published in the magazine; Playboy Advisor columns; video clips of Playboy home videos and Playboy TV shows; the Playboy photo library, which includes never-before-published images from Playboy magazine's nine-million-image photo library; and the Playboy Sports Page, which includes real-time sports scores and sports-related features. Playboy Cyber Club also features eight chat rooms. In fiscal year 1998, Playboy Cyber Club held its second annual live webcast of the New Year's Eve bash at the Playboy Mansion, allowing members to attend an event inside the Playboy Mansion via their computer.

   The free and pay sites combined will offer the Company multiple sources of revenue, including advertising, e-commerce and subscription revenues.

SEASONALITY

   The Company's businesses are generally not seasonal in nature. Revenues and operating income for the quarters ending December 31, however, are typically impacted by higher newsstand cover prices of holiday issues. These higher prices, coupled with typically higher sales of subscriptions of Playboy magazine during those quarters, also results in an increase in accounts receivable.

PROMOTIONAL AND OTHER ACTIVITIES

   The Company believes that its sales of products and services are enhanced by the public recognition of Playboy as a lifestyle. In order to establish public recognition, the Company, among other activities, acquired in 1971 a mansion in Holmby Hills, California (the "Mansion"), where the Company's founder, Hugh M. Hefner, lives. The Mansion is used for various corporate activities, including serving as a valuable location for video production and magazine photography, business meetings, enhancing the Company's image, charitable functions and a wide variety of promotional and marketing purposes. The Mansion generates substantial publicity and recognition which increase public awareness of the Company and its products and services. As indicated in Part III. Item 13. "Certain Relationships and Related Transactions," Mr. Hefner pays rent to the Company for that portion of the Mansion used exclusively for his and his family's residence as well as the value of meals and other benefits received by him, his family and personal guests. The Mansion is included in the Company's financial statements as of December 31, 1998 at a cost, including all improvements and after accumulated depreciation, of approximately $2,540,000. The operating expenses of the Mansion, including depreciation, taxes and security charges, net of rent received from Mr. Hefner, were approximately $4,285,000, $1,615,000, $3,635,000 and $3,615,000 for fiscal year 1998, the transition period and fiscal years 1997 and 1996, respectively.

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

EMPLOYEES

   At February 28, 1999, the Company employed 773 full-time employees compared to 713 at February 28, 1998. No employees are represented by collective bargaining agreements. The Company believes it maintains a satisfactory relationship with its employees.

Item 2. Properties
------------------

The Company leases office space at the following locations:

   The Company was lessee under an initial 15-year lease effective September 1989 of approximately 100,000 square feet of corporate headquarters space located at 680 North Lake Shore Drive, Chicago, Illinois. In August 1996, the Company renegotiated this lease on more favorable terms, including a lower base rent which results in savings of approximately $2.0 million over the original term of the lease, combined with the Company obtaining certain expansion options in the building. Further, the lease term was extended three years to August 2007, with a renewal option for an additional five years. Subsequent to the renegotiation of the lease, average annual base rental expense is approximately $985,000. The Company was granted a rent abatement for the first two years of the initial lease; however, rent expense is being charged to operations on a straight-line basis over the extended term of the lease. Additionally, the lease requires the Company to pay its proportionate share of the building's real estate taxes and operating expenses. The majority of this space is used by all of the Company's operating groups, primarily Publishing, and for executive and administrative personnel. In July 1998, the Company exercised the previously mentioned expansion options in addition to two rights of first refusals, primarily to house its growing Playboy Online Group. The Company is leasing approximately 30,000 additional square feet of contiguous space in the building at an average annual base rental expense of approximately $430,000.

   The Company's Publishing Group headquarters in New York City consist of approximately 50,000 square feet of space in the Crown Building, 730 Fifth Avenue, Manhattan. The Crown Building lease expires in August 2004, has an average annual base rental expense of approximately $1,380,000, and is subject to periodic increases to reflect rising real estate taxes and operating expenses. The Company was granted a rent abatement under this lease; however, rent expense is being charged to operations on a straight-line basis over the term of the lease. A limited amount of this space is utilized by the Entertainment, Product Marketing and Playboy Online Groups and executive and administrative personnel.

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

   As a result of the Spice Acquisition, the Company is now the tenant of Spice's previous office space under leases with terms expiring May 31, 2003 for space at 536 Broadway in Manhattan, New York City. The space currently has an annual base rental expense of approximately $175,000. Additionally, the terms of the leases require that the Company pay its pro rata share of real estate taxes and operating expenses. The leases are terminable after June 30, 1999 on a 30-day notice by the landlord.

The Company leases space for its operations facilities at the following locations:

   Beginning June 1997, the Company entered into a 10 1/2 year lease, with a renewal option for an additional five years, for a warehouse facility in Itasca, Illinois. The purpose of this catalog operations facility is to provide order fulfillment and related activities, and also house a portion of the Company's data processing operations and serve as a storage facility for the entire Company. The Company currently utilizes 106,000 square feet of space in the facility and has an option to lease an additional 23,000 square feet commencing December 2002. The average annual base rental expense under the lease is approximately $780,000. Additionally, the terms of the lease require the Company to pay real estate taxes and operating expenses.

   The Company's West Coast photography studio is located in Santa Monica, California, under terms of a 10-year lease, which commenced January 1994. The lease is for approximately 9,800 square feet of space, with an average annual base rental expense of approximately $180,000. The Company was granted a rent abatement under this lease; however, rent expense is being charged to operations on a straight-line basis over the term of the lease. Additionally, the lease requires the Company to pay its proportionate share of the building's real estate taxes and operating expenses.

   Effective January 1999, the Company began leasing approximately 21,000 square feet of space at 5055 Wilshire Boulevard, Los Angeles, California, for purposes of general business and film editing. The lease, which expires February 28, 2002, has an average annual base rental expense of approximately $435,000.

   In June 1995, the Company entered into a two-year lease effective July 1995 for a motion picture production facility located in Los Angeles, California to be used by its Entertainment Group. The lease has been extended through June 1999. The lease is for 11,600 square feet and currently has an annual base rental expense of approximately $110,000.

The Company owns a Holmby Hills, California mansion property comprised of 5 1/2 acres. See "PROMOTIONAL AND OTHER ACTIVITIES" under Part I. Item 1. "Business."

Item 3. Legal Proceedings
-------------------------

   The Company is from time to time a defendant in suits for defamation and violation of rights of privacy, many of which allege substantial or unspecified damages, which are vigorously defended by the Company. The Company is currently engaged in other litigation, most of which is generally incidental to the normal conduct of its business. Management believes that its reserves are adequate and that no such action will have a material adverse impact on the Company's financial condition. There can be no assurance, however, that the Company's ultimate liability will not exceed its reserves. See Note M of Notes to Consolidated Financial Statements.

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

   On February 26, 1996, one of the Company's subsidiaries filed a civil suit in the Delaware District Court challenging Section 505 on constitutional grounds. The suit names as defendants The United States of America, The United States Department of Justice, Attorney General Janet Reno and the FCC. On March 7, 1996, the Company was granted a Temporary Restraining Order ("TRO") staying the implementation and enforcement of Section 505. In granting the TRO, the Delaware District Court found that the Company had demonstrated it was likely to succeed on the merits of its claim that Section 505 is unconstitutional. On November 8, 1996, eight months after the TRO was granted, a three-judge panel in the Delaware District Court denied the Company's request for preliminary injunction against enforcement of Section 505 and, in so denying, found that the Company was not likely to succeed on the merits of its claim. The Company appealed the Delaware District Court's decision to the Supreme Court and enforcement of
Section 505 was stayed pending that appeal. On March 24, 1997, without opinion, the Supreme Court summarily affirmed the Delaware District Court's denial of the Company's request for a preliminary injunction. Enforcement of Section 505 commenced May 18, 1997. On July 22, 1997, the Company filed a motion for summary judgment on the ground that Section 505 is unconstitutionally vague based on a Supreme Court decision on June 26, 1997 that certain provisions of the Telecommunications Act regulating speech on the Internet were invalid for numerous reasons, including vagueness. On October 31, 1997, the Delaware District Court denied the motion on the grounds that further discovery in the case was necessary to assist it in resolving the issues posed in the motion.

   The Company's full case on the merits was heard by the Delaware District Court in March 1998. On December 28, 1998, the Delaware District Court unanimously declared Section 505 unconstitutional. Even though the defendants have appealed this judgment, the ruling gives cable systems the right to resume 24-hour broadcast of adult services so long as cable systems comply with, and consumers are made aware of, the "blocking on request" requirement of Section
504. Management believes that the effect of Section 505 on the Company's financial performance may continue until the case is finally decided.

   On December 18, 1995, BrandsElite International Corporation ("BrandsElite), an Ontario, Canada corporation, filed a complaint against the Company in the Circuit Court of Cook County, Illinois (the "Illinois Circuit Court"). In the complaint, BrandsElite, an international distributor of premium merchandise, including liquor, perfume, cosmetics and luxury gifts, principally to duty-free retailers, alleged that the Company breached a product license agreement, shortly after its execution by the Company in October 1995. The agreement provided for the appointment of BrandsElite as the exclusive, worldwide licensee of the Playboy trademark and tradename with respect to the sale of cognac and possibly some deluxe whiskeys. The Company had advised BrandsElite that it had determined not to proceed with the transaction and disputed strongly BrandsElite's allegation that as a result of the Company's breach, BrandsElite suffered millions of dollars of damages in future lost profits and diminished value of its stock. BrandsElite also sought to recoup out-of-pocket expenses, fees and costs incurred in bringing the action. The license agreement provided for recovery by a party in any judgment entered in its favor of attorneys' fees and litigation expenses, together with such court costs and damages as are provided by law. On October 22, 1997, the Company filed a motion for partial summary judgment challenging BrandsElite's claims for future lost profits and stock market valuation damages. On March 4, 1998, the Illinois Circuit Court granted the portion of the Company's motion relating to stock market valuation damages but denied the portion of the motion relating to future lost profits. BrandsElite's expert reports on damages asserted future lost profits damages ranging from $3.5 million to $12.5 million. The case was dismissed with prejudice on October 16, 1998 in exchange for a $1.4 million settlement by the Company.

Item 4. Submission of Matters to a Vote of Security Holders
-----------------------------------------------------------

   There were no matters submitted to a vote of security holders during the fourth quarter of fiscal year 1998.

                                    PART II

Item 5. Market for Registrant's Common Stock and Related Stockholder Matters
----------------------------------------------------------------------------

   The stock price information, as reported in the New York Stock Exchange Composite Listing, is set forth in Note U of Notes to Consolidated Financial Statements. The registrant's securities are traded on the exchanges listed on the cover page of this Form 10-K Annual Report. As of February 28, 1999, there were 7,684 and 8,500 holders of Class A common stock and Class B common stock, respectively. These numbers do not reflect an additional approximately 1,200 holders of Class B common stock in connection with the Spice Acquisition on March 15, 1999. There were no cash dividends declared during fiscal year 1998, the transition period or fiscal year 1997. The Company's new $150.0 million credit agreement and former $40.0 million revolving credit agreement prohibit the payment of cash dividends.

Item 6. Selected Financial and Operating Data (1)
-------------------------------------------------

                                          Fiscal Year    Six Months   Fiscal Year  Fiscal Year
                                                Ended         Ended         Ended        Ended
(in thousands)                               12/31/98     12/31/97*      6/30/97*     6/30/96*
----------------------------------------------------------------------------------------------
NET REVENUES
Publishing
 Playboy magazine
  Subscription                              $  53,012    $  25,808      $ 52,892     $  51,836
  Newsstand                                    22,424       11,345        21,972        24,408
  Advertising                                  30,761       13,718        28,414        27,431
  Other                                         2,126          (44)        1,651         1,653
----------------------------------------------------------------------------------------------
 Total Playboy magazine                       108,323       50,827       104,929       105,328
 Other domestic publishing                     18,693       10,197        20,830        20,300
 International publishing                      10,981        5,305         9,951         6,172
----------------------------------------------------------------------------------------------
 Total Publishing                             137,997       66,329       135,710       131,800
----------------------------------------------------------------------------------------------
Entertainment
 Playboy TV
  Cable                                        21,314        9,560        21,165        21,149
  Satellite direct-to-home                     33,861       14,047        23,065        16,457
  Off-network productions and other             2,058        1,331         3,052         1,672
----------------------------------------------------------------------------------------------
 Total Playboy TV                              57,233       24,938        47,282        39,278
 Domestic home video                           11,106        3,247         8,515         9,370
 International TV and home video               14,644        4,728        12,218        11,955
----------------------------------------------------------------------------------------------
 Total Playboy Businesses                      82,983       32,913        68,015        60,603
 AdulTVision                                    5,802        2,305         4,487         1,907
 Movies and other                               2,264        2,138         2,214         2,316
----------------------------------------------------------------------------------------------
 Total Entertainment                           91,049       37,356        74,716        64,826
----------------------------------------------------------------------------------------------
Product Marketing                               7,081        4,199         7,968         7,125
----------------------------------------------------------------------------------------------
Catalog                                        74,393       39,340        75,391        71,634
----------------------------------------------------------------------------------------------
Casino Gaming                                       -            -             -             -
----------------------------------------------------------------------------------------------
Playboy Online                                  7,098        2,317         2,838         1,202
----------------------------------------------------------------------------------------------
Total Net Revenues                          $ 317,618    $ 149,541      $296,623     $ 276,587
==============================================================================================
OPERATING INCOME (LOSS)
Publishing                                  $   6,332    $   3,898      $  8,665     $   9,041
----------------------------------------------------------------------------------------------
Entertainment
 Before programming expense                    51,274       19,144        39,609        30,467
 Programming expense                          (25,109)     (11,153)      (21,355)      (21,263)
----------------------------------------------------------------------------------------------
 Total Entertainment                           26,165        7,991        18,254         9,204
----------------------------------------------------------------------------------------------
Product Marketing                                 365        1,614         3,512         3,692
----------------------------------------------------------------------------------------------
Catalog                                         4,100        1,835         4,630         5,231
----------------------------------------------------------------------------------------------
Casino Gaming                                  (1,108)        (541)            -             -
----------------------------------------------------------------------------------------------
Playboy Online                                 (6,528)        (943)         (113)          207
----------------------------------------------------------------------------------------------
Corporate Administration and Promotion        (24,358)      (9,395)      (19,203)      (17,882)
----------------------------------------------------------------------------------------------
Total Operating Income                      $   4,968    $   4,459      $ 15,745     $   9,493
==============================================================================================

*Certain reclassifications have been made to conform to the current presentation.

-------------------------------------------------

                                                    Fiscal Year   Six Months   Fiscal Year   Fiscal Year   Fiscal Year  Fiscal Year
(in thousands, except per share amounts,                  Ended        Ended         Ended         Ended         Ended        Ended
  number of employees and ad pages)                    12/31/98     12/31/97       6/30/97       6/30/96       6/30/95      6/30/94
-----------------------------------------------------------------------------------------------------------------------------------
SELECTED FINANCIAL DATA
Net revenues                                          $ 317,618     $ 149,541      $296,623      $276,587      $247,249   $218,987
Interest expense, net                                    (1,424)         (239)         (354)         (592)         (569)      (779)
Income (loss) from continuing operations before
 cumulative effect of change in accounting
  principle                                               4,320         2,142        21,394         4,252           629    (16,364)
Net income (loss)                                         4,320         1,065        21,394         4,252           629     (9,484)

Basic income (loss) per common share
    Income (loss) from continuing operations before
     cumulative effect of change in accounting
      principle                                            0.21          0.10          1.05          0.21          0.03      (0.83)
  Net income (loss)                                        0.21          0.05          1.05          0.21          0.03      (0.48)
Diluted income (loss) per common share
    Income (loss) from continuing operations before
     cumulative effect of change in accounting
      principle                                            0.21          0.10          1.03          0.21          0.03      (0.83)
  Net income (loss)                                        0.21          0.05          1.03          0.21          0.03      (0.48)
Cash dividends declared per common share                      -             -             -             -             -          -

EBITDA (2)                                               37,588        17,584        41,651        35,470        27,624      7,852
Adjusted EBITDA (2)                                      12,987         3,225        10,904         9,921         6,311     (9,333)

Cash flows from operating activities                    (15,044)       (3,853)        1,539         4,541         3,180     (4,368)
Cash flows from investing activities                     (6,361)       (1,874)       (2,450)       (4,168)         (315)    (2,277)
Cash flows from financing activities                  $  20,799     $   5,371      $   (224)     $    594      $ (2,652)  $  6,000
----------------------------------------------------------------------------------------------------------------------------------
AT PERIOD END
Total assets                                          $ 212,107     $ 185,947      $175,542      $150,869      $137,835   $131,921
Long-term financing obligations                       $       -     $       -      $      -      $    347      $    687   $  1,020
Shareholders' equity                                  $  84,202     $  78,683      $ 76,133      $ 52,283      $ 47,090   $ 46,311
Long-term financing obligations as a
 percentage of total capitalization                           -%            -%            -%          0.7%          1.4%       2.2%
Number of common shares outstanding
  Class A voting                                          4,749         4,749         4,749         4,749         4,714      4,709
  Class B nonvoting                                      15,868        15,775        15,636        15,437        15,276     15,255
Number of full-time employees                               758           684           666           621           600        578
----------------------------------------------------------------------------------------------------------------------------------
SELECTED OPERATING DATA
Playboy magazine ad pages                                   601           273           558           569           595        595
Cash investments in Company-produced and
 licensed entertainment programming                   $  24,601     $  14,359      $ 30,747      $ 25,549      $ 21,313   $ 17,185
Amortization of investments in Company-produced
 and licensed entertainment programming               $  25,109     $  11,153      $ 21,355      $ 21,263      $ 20,130   $ 18,174
Domestic Playboy TV (at period end)
  Cable addressable households                           11,700        11,600        11,200        11,300        10,600      9,600
  Satellite direct-to-home households                     9,800         6,800         6,300         4,900         3,300      1,900
    Percentage of total U.S. cable addressable
     households with access to Playboy TV (3)              35.2%         37.8%         38.2%         42.8%         45.2%      43.2%
AdulTVision domestic cable addressable
 households (at period end) (4)                           6,200         3,800         3,100         2,200             -          -
----------------------------------------------------------------------------------------------------------------------------------

For a more detailed description of the Company's financial position, results of operations and accounting policies, please refer to Part II. Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations" ("MD&A") and Part II. Item 8. "Financial Statements and Supplementary Data."

(1) Relevant financial data for the pro forma calendar year ended December 31, 1997 and the six months ended December 31, 1996 are presented under Part
     II. Item 7. "MD&A."

(2) EBITDA represents earnings before income taxes and cumulative effect of change in accounting principle plus interest expense, depreciation and amortization. Adjusted EBITDA represents EBITDA less cash investments in programming.

(3)  Based on projections by Kagan.

(4)  Network launched in fiscal year 1996.

Item 7. Management's Discussion and Analysis of Financial Condition and Results
-------------------------------------------------------------------------------
of Operations
-------------

   On November 6, 1997, the Board approved a change in the Company's fiscal year end from June 30 to December 31, which better aligns the Company's businesses with its customers and partners who also operate and plan on a calendar-year basis. In order to provide the reader with a clearer understanding of the Company's results of operations, financial data for the pro forma calendar year ended December 31, 1997 and the six months ended December 31, 1996 are included below for comparative purposes.

                                                                    Pro Forma     Six-Month
                                                  Fiscal Year   Calendar Year    Transition  Six Months
                                                        Ended           Ended  Period Ended       Ended
(in millions, except per share amounts)              12/31/98        12/31/97     12/31/97*   12/31/96*
---------------------------------------------------------------------------------------------------------
NET REVENUES
Publishing
 Playboy magazine                                   $   108.3       $   104.0      $    50.8   $     51.7
 Other domestic publishing                               18.7            20.6           10.2         10.5
 International publishing                                11.0            10.0            5.3          5.2
---------------------------------------------------------------------------------------------------------
 Total Publishing                                       138.0           134.6           66.3         67.4
---------------------------------------------------------------------------------------------------------
Entertainment
 Playboy TV
  Cable                                                  21.3            20.4            9.6         10.4
  Satellite direct-to-home                               33.9            27.1           14.0          9.9
  Off-network productions and other                       2.0             2.4            1.3          2.0
---------------------------------------------------------------------------------------------------------
 Total Playboy TV                                        57.2            49.9           24.9         22.3
 Domestic home video                                     11.1             7.9            3.3          3.9
 International TV and home video                         14.7            12.6            4.7          4.3
---------------------------------------------------------------------------------------------------------
 Total Playboy Businesses                                83.0            70.4           32.9         30.5
 AdulTVision                                              5.8             4.4            2.3          2.4
 Movies and other                                         2.2             3.4            2.1          1.0
---------------------------------------------------------------------------------------------------------
 Total Entertainment                                     91.0            78.2           37.3         33.9
---------------------------------------------------------------------------------------------------------
Product Marketing                                         7.1             7.9            4.2          4.3
---------------------------------------------------------------------------------------------------------
Catalog                                                  74.4            75.6           39.4         39.1
---------------------------------------------------------------------------------------------------------
Casino Gaming                                               -               -              -            -
---------------------------------------------------------------------------------------------------------
Playboy Online                                            7.1             3.9            2.3          1.3
---------------------------------------------------------------------------------------------------------
Total Net Revenues                                  $   317.6       $   300.2      $   149.5   $    146.0
=========================================================================================================
NET INCOME
Publishing                                          $     6.3       $     8.9      $     3.9   $      3.7
---------------------------------------------------------------------------------------------------------
Entertainment
 Before Playboy Businesses programming expense           49.4            40.3           18.6         16.7
 Playboy Businesses programming expense                 (23.2)          (21.7)         (10.6)        (9.0)
---------------------------------------------------------------------------------------------------------
 Total Entertainment                                     26.2            18.6            8.0          7.7
---------------------------------------------------------------------------------------------------------
Product Marketing                                         0.4             2.9            1.6          2.3
---------------------------------------------------------------------------------------------------------
Catalog                                                   4.1             3.6            1.9          2.8
---------------------------------------------------------------------------------------------------------
Casino Gaming                                            (1.1)           (0.6)          (0.6)           -
---------------------------------------------------------------------------------------------------------
Playboy Online                                           (6.5)           (1.2)          (0.9)         0.1
---------------------------------------------------------------------------------------------------------
Corporate Administration and Promotion                  (24.4)          (19.7)          (9.4)        (8.9)
---------------------------------------------------------------------------------------------------------
Operating Income                                          5.0            12.5            4.5          7.7
---------------------------------------------------------------------------------------------------------
Nonoperating income (expense)
 Investment income                                        0.1             0.1              -            -
 Interest expense                                        (1.6)           (0.4)          (0.3)        (0.3)
 Gain on sale of investment                               4.3               -              -            -
 Other, net                                              (0.8)           (0.5)           0.1         (0.1)
---------------------------------------------------------------------------------------------------------
  Total nonoperating income (expense)                     2.0            (0.8)          (0.2)        (0.4)
---------------------------------------------------------------------------------------------------------
Income before income taxes and cumulative
 effect of change in accounting principle                 7.0            11.7            4.3          7.3
Income tax benefit (expense)                             (2.7)            8.0           (2.1)        (3.4)
---------------------------------------------------------------------------------------------------------
Income before cumulative effect of
 change in accounting principle                           4.3            19.7            2.2          3.9
Cumulative effect of change in accounting
 principle (net of tax benefit)                             -            (1.1)          (1.1)           -
---------------------------------------------------------------------------------------------------------
Net Income                                          $     4.3       $    18.6      $     1.1   $      3.9
=========================================================================================================

                                                                    Pro Forma      Six-Month
                                                  Fiscal Year   Calendar Year     Transition   Six Months
                                                        Ended           Ended   Period Ended        Ended
                                                     12/31/98        12/31/97       12/31/97*   12/31/96*
---------------------------------------------------------------------------------------------------------
BASIC INCOME (LOSS) PER COMMON SHARE
 Income before cumulative effect of
  change in accounting principle                    $    0.21       $    0.96      $    0.10   $     0.19
 Cumulative effect of change in accounting
  principle (net of tax benefit)                            -           (0.05)         (0.05)           -
---------------------------------------------------------------------------------------------------------
 Net Income                                         $    0.21       $    0.91      $    0.05   $     0.19
=========================================================================================================

DILUTED INCOME (LOSS) PER COMMON SHARE
 Income before cumulative effect of
  change in accounting principle                    $    0.21       $    0.94      $    0.10   $     0.19
 Cumulative effect of change in accounting
  principle (net of tax benefit)                            -           (0.05)         (0.05)           -
---------------------------------------------------------------------------------------------------------
 Net Income                                         $    0.21       $    0.89      $    0.05   $     0.19
=========================================================================================================

* Certain reclassifications have been made to conform to the current presentation.

   Beginning in fiscal year 1998, Playboy Online results, which were previously reported in the Publishing and Catalog Groups, are reported as a separate operating group.

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

RESULTS OF OPERATIONS

FISCAL YEAR ENDED DECEMBER 31, 1998 COMPARED TO PRO FORMA CALENDAR YEAR ENDED DECEMBER 31, 1997

   The Company's revenues were $317.6 million for the fiscal year ended December 31, 1998, a 6% increase over revenues of $300.2 million for the calendar year ended December 31, 1997 primarily due to higher revenues from the Entertainment Group. Also contributing to the increase were higher Playboy magazine and Playboy Online Group revenues.

   The Company reported operating income of $5.0 million for the fiscal year ended December 31, 1998 compared to $12.5 million for the calendar year ended December 31, 1997. This decrease reflected an increase in operating income for the Entertainment Group, which was more than offset by an increase in planned investments in the Playboy Online Group, higher Corporate Administration and Promotion expenses and lower operating income for the Publishing and Product Marketing Groups. The lower operating income for the Product Marketing Group was due in part to a settlement of litigation in the current year. The higher Corporate Administration and Promotion expenses were due in part to increased investments in systems technology, including Year 2000 expenses.

   Net income for the fiscal year ended December 31, 1998 was $4.3 million, resulting in earnings per share ("EPS") of $0.21 (basic and diluted), compared to net income of $18.6 million, or basic EPS of $0.91 and diluted EPS of $0.89, for the calendar year ended December 31, 1997. Net income for fiscal year 1998 included a $4.3 million gain on the sale of the Company's 20% equity investment in duPont. Net income for calendar year 1997 included a federal income tax benefit of $13.5 million related to net operating loss and tax credit carryforwards and a charge of $1.1 million, primarily related to development costs of casino gaming ventures, that resulted from the Company's early adoption of Statement of Position 98-5, Reporting on the Costs of Start-Up Activities ("SOP 98-5"). Excluding the impact of the $13.5 million federal income tax benefit and the $1.1 million cumulative effect of change in accounting principle, net income for calendar year 1997 was $6.2 million, or basic and diluted EPS of $0.30.

PUBLISHING GROUP

   Publishing Group revenues were $138.0 million for the fiscal year ended December 31, 1998, a 3% increase over revenues of $134.6 million for the calendar year ended December 31, 1997, primarily due to higher revenues from Playboy magazine.

   Playboy magazine revenues increased $4.3 million, or 4%, for the fiscal year ended December 31, 1998 compared to the prior calendar year. Circulation revenues increased $1.9 million primarily due to a $1.4 million, or 7%, increase in newsstand revenues principally due to extraordinary sales of the October 1998 issue featuring Cindy Crawford and the December 1998 issue featuring Katarina Witt, both of which also carried a $5.95 cover price. In general, newsstand revenues have been, and are expected to continue to be, adversely affected by the consolidation taking place nationally in the single-copy magazine distribution system. Additionally, subscription revenues increased $0.5 million, or 1%. Advertising revenues increased $1.8 million, or 6%, primarily due to 6% more ad pages. Advertising sales for the fiscal year 1999 first quarter issues of the magazine are closed and the Company expects to report 11% more ad pages and 10% higher ad revenues compared to the quarter ended March 31, 1998.

   Revenues from other domestic publishing businesses decreased $1.9 million, or 9%, for the fiscal year ended December 31, 1998 compared to the prior year primarily due to fewer newsstand specials copies sold.

   International publishing revenues increased $1.0 million, or 10%, for the fiscal year ended December 31, 1998, compared to the prior year. The increase primarily reflected higher revenues from the Polish edition of Playboy magazine, in which the Company owns a majority interest.

   For the fiscal year ended December 31, 1998, Publishing Group operating income declined $2.6 million, or 29%, primarily due to lower subscription profitability, the lower revenues from newsstand specials, higher average paper prices and expenses in the current year related to the search for the Playmate 2000. Partially offsetting were the higher Playboy magazine advertising and newsstand revenues combined with lower performance-related variable compensation expense and the vacancy of the division president position in the current year. The Publishing Group expects an approximate 8% decrease in paper prices effective with the May 1999 issue.

ENTERTAINMENT GROUP

   Fiscal year 1998 Entertainment Group revenues of $91.0 million increased $12.8 million, or 16%, compared to calendar year 1997. Operating income of $26.2 million increased $7.6 million, or 41%, compared to calendar year 1997 operating income of $18.6 million. Both of these increases were largely attributable to improved performance of Playboy TV.

   The following discussion focuses on the profit contribution of each Playboy business before Playboy businesses programming expense ("profit contribution").

PLAYBOY TV

   Revenues of $57.2 million from the Company's domestic pay television service, Playboy TV, were $7.3 million, or 15%, higher for the fiscal year ended December 31, 1998 compared to the calendar year ended December 31, 1997.

   Cable revenues increased $0.9 million, or 5%, for the fiscal year ended December 31, 1998, primarily due to higher retail rates, partially offset by fewer monthly subscribers and some system drops, due in part to the implementation of Section 505 of the Telecommunications Act. At December 31, 1998, Playboy TV was available to approximately 11.7 million cable addressable households, a 1% increase compared to December 31, 1997.

   In February 1996, the Company filed suit challenging Section 505, which, among other things, regulates the cable transmission of adult programming, such as the Company's domestic pay television programs. Enforcement of Section 505 commenced May 18, 1997. The Company's full case on the merits was heard by the Delaware District Court in March 1998. In December 1998, the Delaware District Court unanimously declared Section 505 unconstitutional. Even though the defendants have appealed this judgment, the ruling gives cable systems the right to resume 24-hour broadcast of adult services so long as cable systems comply with, and consumers are made aware of, the "blocking on request" requirement of
Section 504. Management believes that the effect of Section 505 on the Company's financial performance may continue until the case is finally decided. See Part
I. Item 3. "Legal Proceedings."

   Additionally, management believes that the growth in cable access for the Company's domestic pay television businesses has slowed in recent years due to the effects of cable reregulation by the FCC, including the "going-forward rules" which provide cable operators with incentives to add basic services. As cable operators have utilized available channel space to comply with "must-carry" provisions, mandated retransmission consent agreements and "leased access" provisions, competition for channel space has increased. Further, the delay of new technology, primarily digital set-top converters which would dramatically increase channel capacity, has contributed to the slowdown. The major reason for this delay has been the unexpected engineering problems and expenses associated with developing an affordable digital set-top converter. Management believes that growth will continue to be slow in the next two to three years as the cable television industry responds to the FCC's rules and subsequent modifications, and develops new technology. Cable operators have begun to introduce digital technology in order to upgrade their cable systems and to counteract competition from DTH operators. Digital cable television has several advantages over analog cable television, including more channels, better audio and video quality and advanced set-top boxes that are addressable, provide a secure fully scrambled signal and have integrated program guides and advanced ordering technology. As digital technology, which is unaffected by the relevant sections of the Telecommunications Act, becomes more available, however, the Company believes that ultimately its pay television networks will be available to the majority of cable households on a 24-hour basis.

   DTH revenues increased $6.8 million, or 25%, for the fiscal year ended December 31, 1998. This improvement was primarily due to significant increases in addressable universes for DirecTV and PrimeStar, combined with revenues in the current year as a result of fiscal year 1998 launches on EchoStar and two Canadian DTH services, ExpressVu and Star Choice. Unlike cable, DTH is unaffected by Section 505. Revenues from TVRO, or the big-dish market, continued to decline, as expected, due to the maturity of this platform. Playboy TV was available to approximately 9.8 million DTH households at December 31, 1998, an increase of 44% compared to December 31, 1997.

   Revenues from off-network productions and other decreased $0.4 million, or 14%, for the fiscal year ended December 31, 1998, primarily due to higher revenues in the prior year from licensing episodes of the Company's series to Showtime.

   Profit contribution for Playboy TV increased $6.4 million for the fiscal year ended December 31, 1998 compared to the prior calendar year, primarily due to the net increase in revenues previously discussed combined with lower legal fees in the current year related to the Section 505 lawsuit and expenses in the prior year related to a pay-per-view special featuring Farrah Fawcett. Partially offsetting were higher marketing expenses in the current year and the effects in the prior year of favorable music licensing settlements and a large favorable adjustment to bad debt expense.

DOMESTIC HOME VIDEO

   Domestic home video revenues and profit contribution increased $3.2 million and $3.0 million, respectively, for the fiscal year ended December 31, 1998 compared to the prior year. These increases were primarily due to sales of The Eros Collection of movies and higher revenues from the sale of DVDs in the current year.

INTERNATIONAL TV AND HOME VIDEO

   For the fiscal year ended December 31, 1998, revenues and profit contribution from the international business increased $2.1 million and $1.6 million, respectively, primarily due to higher international network sales and contractual revenues, partially offset by lower international home video sales. Variances in quarterly performance are caused in part by revenues and profit contribution from tier sales being recognized depending upon the timing of program delivery, license periods and other factors.

PLAYBOY BUSINESSES PROGRAMMING EXPENSE

   For the fiscal year ended December 31, 1998, programming amortization expense associated with the Entertainment Group's Playboy businesses discussed above increased $1.5 million compared to the prior year. The increase was primarily due to higher amortization related to regular programming on the domestic Playboy TV network.

ADULTVISION

   AdulTVision revenues increased $1.4 million, or 31%, for the fiscal year ended December 31, 1998 compared to the prior year. This increase was primarily due to higher revenues from the domestic network principally as a result of a significant increase in the addressable universe. At December 31, 1998, the network was available domestically to approximately 9.8 million cable addressable and DTH households, a 66% increase from December 31, 1997. Operating income increased $0.7 million for the fiscal year ended December 31, 1998, primarily due to the increase in revenues, partially offset by higher distribution and contractual marketing costs. AdulTVision will be merged with the Spice network subsequent to the Spice Acquisition.

MOVIES AND OTHER

   Revenues and operating income from movies and other businesses decreased $1.2 million and $1.6 million, respectively, for the fiscal year ended December 31, 1998, primarily due to a favorable settlement from a distributor of feature films in the prior year. The Entertainment Group's administrative expenses increased $1.1 million for the fiscal year ended December 31, 1998 compared to the prior year largely to support the growth in the Entertainment Group.

PRODUCT MARKETING GROUP

   Product Marketing Group revenues of $7.1 million for the fiscal year ended December 31, 1998 decreased $0.8 million, or 10%, compared to the prior calendar year. The current year reflects lower international product licensing royalties, principally from Asia, largely attributable to unfavorable economic conditions. Higher revenues from SEL, as a result of a barter agreement related to the sale of prints and posters from the Company's art publishing inventory, partially offset the decline.

   The Product Marketing Group reported operating income of $0.4 million for the fiscal year ended December 31, 1998, a decrease of $2.5 million, or 87%, compared to the prior calendar year due in part to a $1.4 million settlement of litigation related to BrandsElite. See Part I. Item 3. "Legal Proceedings." The lower Asian royalties previously discussed also unfavorably impacted the current year. The higher SEL revenues were mostly offset by higher associated costs.

CATALOG GROUP

   For the fiscal year ended December 31, 1998, revenues of $74.4 million decreased $1.2 million, or 2%, compared to the prior calendar year due in part to the timing of sales cut-offs resulting in an additional week of sales recorded in the prior year for all of the catalogs. Sales volume for the Playboy catalog was also lower primarily as a result of a lower response rate to the fall catalog. Partially offsetting these decreases were revenues in the current year from the new Spice catalog, containing adult video tapes, which was tested in July 1998 under license from Spice.

   Operating income of $4.1 million for the fiscal year ended December 31, 1998 increased $0.5 million, or 14%, compared to the prior calendar year as a result of lower expenses, primarily related to overall lower circulation of the catalogs, combined with expenses in the prior year related to the group's move to a new facility.

CASINO GAMING GROUP

   On November 13, 1998, the Company entered into an agreement to sell its 12% equity interest in the Rhodes Casino, which is expected to result in a nonoperating gain of more than $1.0 million in fiscal year 1999. As part of the agreement, the Company negotiated a guarantee against its licensing agreement for the Rhodes Casino and will begin generating revenues when it opens in fiscal year 1999.

   The Company is also continuing to explore additional casino gaming opportunities. For the fiscal year ended December 31, 1998, the Casino Gaming Group incurred an operating loss of $1.1 million compared to an operating loss of $0.6 million for the calendar year ended December 31, 1997. The current year reflected a full year of expenses whereas, in the prior year, expenses incurred during the first six months were capitalized and subsequently written off as "Cumulative effect of change in accounting principle" in accordance with SOP 98-5.

PLAYBOY ONLINE GROUP

   The Playboy Online Group's results include advertising revenues from Playboy.com, subscription revenues to Playboy Cyber Club and e-commerce revenues.

   For the fiscal year ended December 31, 1998, Playboy Online Group revenues of $7.1 million increased $3.2 million, or 83%, compared to the prior calendar year. This increase was across the board coming from higher e-commerce revenues from CCVideo and CCMusic, online versions of the Critics' Choice Video and Collectors' Choice Music catalogs, and higher subscription and advertising revenues.

   For the fiscal year ended December 31, 1998, the Playboy Online Group reported an operating loss of $6.5 million compared to an operating loss of $1.2 million in the prior calendar year. The current year included higher planned investments related to the group's continued growth and development.

CORPORATE ADMINISTRATION AND PROMOTION

   Corporate Administration and Promotion expense of $24.4 million for the fiscal year ended December 31, 1998 increased $4.7 million, or 24%, compared to the calendar year ended December 31, 1997. This increase was largely due to increased investments in systems technology, including Year 2000 expenses, combined with increased investment spending on corporate marketing and promotion and strategic consulting expenses in the current year.

SIX-MONTH TRANSITION PERIOD ENDED DECEMBER 31, 1997 COMPARED TO SIX MONTHS ENDED DECEMBER 31, 1996

   The Company's revenues were $149.5 million for the transition period, a 2% increase over revenues of $146.0 million for the six months ended December 31, 1996. This increase was principally due to higher revenues from the Entertainment Group, primarily driven by an increase from Playboy TV.

   The Company reported operating income of $4.5 million for the transition period compared to $7.7 million for the six months ended December 31, 1996. This decrease was primarily due to lower operating income for the Catalog and Product Marketing Groups combined with an increase in planned investments in the Playboy Online Group.

   Net income for the transition period was $1.1 million, resulting in EPS of $0.05 (basic and diluted), compared to net income of $3.9 million, or basic and diluted EPS of $0.19, for the six months ended December 31, 1996. Net income for the transition period included the charge of $1.1 million that resulted from the Company's early adoption of SOP 98-5. Excluding the impact of this $1.1 million cumulative effect of change in accounting principle, net income for the transition period was $2.2 million, or basic and diluted EPS of $0.10.

PUBLISHING GROUP

   Publishing Group revenues of $66.3 million for the transition period decreased $1.1 million, or 2%, compared to the six months ended December 31, 1996 primarily due to lower revenues from Playboy magazine.

   Playboy magazine revenues decreased $0.9 million, or 2%, for the transition period compared to the prior year six-month period. Circulation revenues decreased $1.4 million, or 4%, compared to the prior year six-month period, primarily due to lower newsstand revenues principally as the result of 9% fewer U.S. and Canadian newsstand copies sold in the transition period. Subscription revenues decreased slightly by 2%. Playboy magazine advertising revenues increased $0.5 million, or 4%, for the transition period, primarily due to 4% more ad pages.

   Revenues from other domestic publishing businesses decreased $0.3 million, or 3%, for the transition period compared to the prior year period due to lower revenues from other businesses. Partially offsetting the decrease were higher revenues from newsstand specials, primarily due to the publication of an additional issue in the transition period combined with the mix of titles sold, offset in part by lower average copies sold per issue in the United States and Canada.

   International publishing revenues increased $0.1 million, or 1%, for the transition period compared to the prior year six-month period.

   Publishing Group operating income increased $0.2 million, or 6%, for the transition period compared to the prior year period. The increase was primarily due to lower manufacturing costs, principally due to lower average paper prices, combined with the higher Playboy magazine advertising revenues. Partially offsetting the above were the lower Playboy magazine newsstand revenues, higher editorial costs and expenses associated with the early termination of an executive contract.

ENTERTAINMENT GROUP

   Entertainment Group revenues for the transition period of $37.3 million increased $3.4 million, or 10%, compared to the six months ended December 31, 1996, primarily due to higher revenues from Playboy TV. Operating income of $8.0 million increased $0.3 million, or 4%, from the prior year six-month period.

   The following discussion focuses on the profit contribution of each Playboy business before Playboy businesses programming expense.

PLAYBOY TV

   For the transition period, Playboy TV revenues of $24.9 million were $2.6 million, or 12%, higher compared to the six months ended December 31, 1996.

   Cable revenues were $0.8 million, or 8%, lower compared to the prior year period, primarily due to the estimated negative effect of the enforcement of
Section 505 combined with a decline in the average number of subscribing households due to some system drops, partially offset by higher retail rates. At December 31, 1997, Playboy TV was available to approximately 11.6 million cable addressable households, a 4% increase compared to both December 31, 1996 and June 30, 1997, respectively.

   More than offsetting the cable decline were higher DTH revenues, which were $4.1 million, or 41%, higher for the transition period compared to the prior year period primarily due to significant increases in addressable universes for PrimeStar and DirecTV and, beginning in March 1997, the availability of monthly subscriptions through PrimeStar. As expected, revenues from TVRO continued to decline. Playboy TV was available to approximately 6.8 million DTH households at December 31, 1997, an increase of 21% and 8% compared to December 31, 1996 and June 30, 1997, respectively.

   For the transition period, revenues from off-network productions and other decreased $0.7 million, or 33%, compared to the prior year period primarily due to licensing fewer episodes of Women to Showtime.

   Profit contribution for Playboy TV increased $2.2 million for the transition period, primarily due to the net increase in revenues.

DOMESTIC HOME VIDEO

   Domestic home video revenues for the transition period decreased $0.6 million, or 16%, compared to the prior year six-month period, primarily due to lower revenues related to the Company's direct-response continuity series combined with overall lower net sales of new releases, partially offset by significant sales in the transition period of Farrah Fawcett: All of Me. Profit contribution decreased $1.0 million, primarily due to the decrease in revenues combined with higher marketing and promotion costs.

INTERNATIONAL TV AND HOME VIDEO

   For the transition period, revenues from the international business increased $0.4 million, or 9%, compared to the prior year six-month period. The higher revenues were due to international TV, primarily as the result of higher net revenues from Playboy TV networks and Germany, partially offset by lower revenues from Taiwan. International home video revenues were lower principally due to revenues from South Korea in the prior year period. There were no revenues from South Korea in the transition period primarily due to the poor economic conditions in that country. Profit contribution remained stable as a decline in international home video, due to the lower revenues, was offset by higher profit contribution from international TV, which resulted from the higher revenues, partially offset by higher related costs. Variances in quarterly performance are caused in part by revenues and profit contribution from tier sales being recognized depending upon the timing of program delivery, license periods and other factors.

PLAYBOY BUSINESSES PROGRAMMING EXPENSE

   Programming amortization expense associated with the Entertainment Group's Playboy businesses discussed above increased $1.6 million for the transition period compared to the prior year six-month period, primarily related to the higher revenues from international TV, higher production costs of live events on domestic Playboy TV and costs related to the home video featuring Farrah Fawcett. Partially offsetting the above was lower amortization related to the lower revenues from off-network productions.

ADULTVISION

   AdulTVision revenues for the transition period decreased $0.1 million, or 3%, compared to the prior year six-month period, while operating income remained stable. At December 31, 1997, the network was available domestically to approximately 5.9 million cable addressable and DTH households, a 20% and 11% increase from December 31, 1996 and June 30, 1997, respectively.

MOVIES AND OTHER

   Revenues and operating income from movies and other businesses increased $1.1 million and $1.2 million, respectively, for the transition period primarily due to a favorable settlement from a distributor of feature films. The Entertainment Group's administrative expenses for the transition period increased $0.6 million compared to the prior year six-month period, largely due to higher overall salary and related expenses, including net higher performance-related variable compensation expense.

PRODUCT MARKETING GROUP

   Product Marketing Group revenues of $4.2 million for the transition period decreased $0.1 million, or 2%, compared to the six months ended December 31, 1996, largely due to favorable adjustments in the prior year period for international product licensing royalties. Partially offsetting these lower revenues were higher royalties in the transition period related to increased domestic and international distribution of the Company's line of cigars. Operating income decreased $0.7 million, or 28%, compared to the prior year period, primarily due to the net decrease in revenues combined with higher expenses principally due to bad debt related to licensees in certain Asian countries, legal and increased investments in brand marketing.

CATALOG GROUP

   Catalog Group revenues of $39.4 million for the transition period increased $0.3 million, or 1%, compared to the six months ended December 31, 1996, due to higher revenues for the Collectors' Choice Music and Critics' Choice Video catalogs, partially offset by lower revenues from the Playboy catalog. For the transition period, all of the catalogs were favorably impacted by an extended sales cut-off as a result of changing the Company's fiscal year end from June 30 to December 31. Sales volume for the Collectors' Choice Music catalog was also slightly higher, primarily as a result of significantly higher circulation mostly offset by lower revenues from promotions. Critics' Choice Video was favorably impacted by sales in the transition period from the first Big Book available in October 1997, but they were more than offset by lower circulation and lower response rates from prospective customers of the catalog. Revenues from the Playboy catalog were also impacted by lower response rates from prospective customers. The Company believes lower response rates were due in part to the negative impact of the United Parcel Service strike in August 1997.

   For the transition period, Catalog Group operating income decreased $0.9 million, or 36%, compared to the prior year six-month period. This decline was primarily due to lower operating income from the Critics' Choice Video and Collectors' Choice Music catalogs as the higher revenues were not sufficient to offset higher costs. Additionally, administrative expenses were higher for the group, principally due to higher salary and related expenses.

CASINO GAMING GROUP

   As a result of the Company's early adoption of SOP 98-5, as previously discussed, expenses of $0.6 million were incurred during the transition period related to development costs for the Rhodes Casino and other potential casino gaming ventures.

PLAYBOY ONLINE GROUP

   For the transition period, Playboy Online Group revenues of $2.3 million increased $1.0 million, or 81%, compared to the prior year six-month period. This increase was primarily due to subscription revenues generated from Playboy Cyber Club combined with higher e-commerce revenues.

   For the transition period, the Playboy Online Group reported an operating loss of $0.9 million compared to operating income of $0.1 million in the prior year six-month period. The transition period included higher planned investments related to the group's continued growth and development.

CORPORATE ADMINISTRATION AND PROMOTION

   Corporate administration and promotion expense of $9.4 million for the transition period increased $0.5 million, or 6%, compared to the six months ended December 31, 1996, partly due to filling the chief marketing officer position in October 1996 and higher investment spending on corporate marketing, combined with filling the chief financial officer position in May 1997.

FISCAL YEAR ENDED JUNE 30, 1997 COMPARED TO FISCAL YEAR ENDED JUNE 30, 1996

   The Company's revenues were $296.6 million for the fiscal year ended June 30, 1997, a 7% increase over revenues of $276.6 million for the fiscal year ended June 30, 1996. This increase was due to higher revenues from all of the Company's Groups, largely the Entertainment Group, primarily driven by an increase in revenues from Playboy TV. Higher revenues from the international publishing business and the Catalog and Playboy Online Groups also contributed meaningfully to the increase in revenues.

   The Company reported operating income of $15.7 million for the year ended June 30, 1997 compared to $9.5 million for the year ended June 30, 1996. This increase was due to significant growth in operating income of Playboy TV.

   Net income for the fiscal year ended June 30, 1997 was $21.4 million, resulting in basic EPS of $1.05 and diluted EPS of $1.03. This compared to net income of $4.3 million, or basic and diluted EPS of $0.21, for the year ended June 30, 1996. Net income for fiscal year 1997 included a federal income tax benefit of $13.5 million related to net operating loss and tax credit carryforwards. Excluding the impact of the $13.5 million federal income tax benefit, net income for the year ended June 30, 1997 was $7.9 million, or basic EPS of $0.39 and diluted EPS of $0.38.

PUBLISHING GROUP

   Fiscal year 1997 Publishing Group revenues of $135.7 million increased $3.9 million, or 3%, compared to fiscal year 1996, primarily due to higher revenues from international publishing.

   Playboy magazine revenues for fiscal year 1997 were basically flat compared to fiscal year 1996. Circulation revenues decreased $1.4 million, or 2%, due to 10% lower newsstand revenues principally as the result of 13% more U.S. and Canadian newsstand copies sold in fiscal year 1996, when two exceptionally strong-selling issues featuring celebrities were published. Subscription revenues increased 2%, primarily due to an increase in the number of subscriptions served, partially offset by lower revenues from the rental of Playboy's subscriber list. Playboy magazine advertising revenues increased 4% compared to fiscal year 1996 due to higher average net revenue per page principally due to the mix of pages sold combined with rate increases effective with the January 1997 and 1996 issues, partially offset by 2% fewer ad pages in fiscal year 1997.

   Revenues from other domestic publishing businesses increased $0.5 million, or 3%, for the year ended June 30, 1997 compared to the prior year due to higher revenues from other businesses.

   International publishing revenues increased principally due to higher revenues in fiscal year 1997 related to the purchase of additional equity in March 1996 in VIPress Poland Sp. z o.o. ("VIPress"), publisher of the Polish edition of Playboy magazine, which resulted in its consolidation.

   For the year ended June 30, 1997, Publishing Group operating income decreased $0.4 million, or 4%, compared to the prior year. The decrease was primarily due to the lower newsstand revenues and higher editorial costs related to the magazine. Partially offsetting the above were the higher Playboy magazine advertising revenues combined with lower manufacturing costs, primarily due to lower average paper prices which were partially offset by an increase in the magazine's average book size, and higher operating income related to the consolidation of VIPress.

ENTERTAINMENT GROUP

   Fiscal year 1997 Entertainment Group revenues of $74.7 million increased $9.8 million, or 15%, compared to fiscal year 1996. Operating income of $18.2 million increased $9.0 million, almost double fiscal year 1996 operating income of $9.2 million. Both of these increases were primarily attributable to Playboy TV.

   The following discussion focuses on the profit contribution of each Playboy business before Playboy businesses programming expense.

PLAYBOY TV

   For the year ended June 30, 1997, revenues of $47.3 million from Playboy TV were $8.0 million, or 20%, higher compared to the prior year.

   Cable revenues remained stable compared to fiscal year 1996 as a 9% increase in pay-per-view revenues was offset by a 19% decline in monthly subscription revenues, principally due to some system drops, which resulted in a decline in the average number of subscribing households. The increase in pay-per-view revenues was primarily due to higher average buy rates combined with larger favorable adjustments, as reported by cable systems, in fiscal year 1997. At June 30, 1997, Playboy TV was available to approximately 11.2 million cable addressable households, a 1% decrease compared to June 30, 1996.

   DTH revenues were $6.7 million, or 40%, higher for the year ended June 30, 1997 compared to the prior year. The increase was primarily due to higher DirecTV and PrimeStar revenues, principally as a result of significant increases in their addressable universes, slightly offset by lower revenues, as expected, from TVRO. Playboy TV was available to approximately 6.3 million DTH households at June 30, 1997, an increase of 29% compared to June 30, 1996.

   For the year ended June 30, 1997, revenues from off-network productions and other increased $1.3 million, or 83%, compared to the prior year, primarily due to licensing more episodes of Women to Showtime.

   Profit contribution for Playboy TV increased $11.4 million compared to fiscal year 1996, primarily due to the significant increase in revenues combined with no royalty expense related to the Company's former distributor of its pay television service in fiscal year 1997. Royalty payments were discontinued on April 30, 1996, when the agreement terminated. Lower marketing costs and bad debt expense combined with favorable music licensing settlements in fiscal year 1997 also contributed to the increase in profit contribution.

DOMESTIC HOME VIDEO

   Domestic home video revenues decreased $0.9 million, or 9%, for the year ended June 30, 1997 compared to the prior year largely due to lower revenues related to the Company's direct-response continuity series, the second of which was launched during fiscal year 1997, combined with lower net sales of new releases, due in part to extraordinary sales of The Best of Pamela Anderson in fiscal year 1996. Partially offsetting the above were higher net revenues from a three-year distribution agreement with Uni related to backlist titles. Fiscal year 1997 included revenues related to the third year of the guarantee, which were higher than net revenues in fiscal year 1996 related to the guarantees for the first two years. Profit contribution decreased $0.8 million for the year ended June 30, 1997 compared to the prior year, principally due to the net decrease in revenues combined with the timing of promotion costs.

INTERNATIONAL TV AND HOME VIDEO

   For the year ended June 30, 1997, revenues and profit contribution from the international business increased $0.3 million and decreased $1.7 million, respectively, compared to the prior year. The decline in profit contribution was due to international home video, principally due to lower revenues resulting primarily from the need to slow down shipments in countries where the distribution pipeline was full. Higher international TV revenues in fiscal year 1997, largely from Playboy TV networks, were offset by higher costs. Variances in quarterly performance are caused in part by revenues and profit contribution from tier sales being recognized depending upon the timing of program delivery, license periods and other factors. To allow greater flexibility, the Company modified how it programs its international networks effective with the fourth quarter of fiscal year 1996, the effect of which was not material. This modification results in the revenues from these networks now being recorded on a quarterly basis, which has the effect of smoothing out the fluctuations caused by recording a year's worth of programming sales in one quarter. Previously, the Company scheduled programming for a full year in the quarter during which the network was launched or an agreement was renewed, and recognized the full year of revenues in that quarter.

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

ADULTVISION

   AdulTVision revenues increased $2.6 million, or 135%, for the year ended June 30, 1997 compared to the prior year, primarily due to revenues related to the September 1996 launch of a network in Latin America. Also contributing to the increase were higher revenues from the domestic network as a result of an increase in its addressable universe and higher buys. At June 30, 1997, the network was available domestically to approximately 5.3 million cable addressable and DTH households, an 18% increase from June 30, 1996.

   For the year ended June 30, 1997, AdulTVision was profitable, resulting in an increase in operating performance of $1.7 million. The increase was primarily due to the higher revenues, partially offset by higher distribution costs due to the launch in Latin America and an increase in domestic fees in fiscal year 1997 related to transferring to a different transponder.

MOVIES AND OTHER

   For the year ended June 30, 1997, revenues and operating income from movies and other businesses both decreased $0.2 million compared to the prior year. The Entertainment Group's administrative expenses increased $1.3 million compared to fiscal year 1996 largely due to higher performance-related variable compensation expense and higher expense related to new business development in fiscal year 1997.

PRODUCT MARKETING GROUP

   Product Marketing Group revenues of $8.0 million increased $0.9 million, or 12%, for the year ended June 30, 1997 compared to the prior year. The increase was primarily due to higher international product licensing royalties, principally from Asia, combined with royalties in fiscal year 1997 related to the Company's second line of cigars distributed domestically. Operating income of $3.5 million decreased $0.2 million, or 5%, for the year ended June 30, 1997 compared to the prior year due to higher expenses, principally reflecting increased investments in brand marketing, promotion and product design as well as severance, search fees associated with a new division executive and higher legal expenses.

CATALOG GROUP

   Catalog Group revenues of $75.4 million increased $3.8 million, or 5%, for the year ended June 30, 1997 compared to the prior year, primarily as a result of higher sales volume from the Critics' Choice Video and Collectors' Choice Music catalogs, primarily attributable to increased circulation of the catalogs.

   For the year ended June 30, 1997, Catalog Group operating income of $4.6 million decreased $0.6 million, or 11%, compared to the prior year, primarily as a result of lower-than-anticipated response rates from prospective customers. The increase in revenues plus lower paper prices generally were not sufficient to offset higher related costs, due in part to prospecting. Additionally, administrative expenses were higher for the group, primarily due to higher salary and related expenses combined with expenses in fiscal year 1997 related to the group's move to a new facility. At the end of fiscal year 1997, the catalog operation began moving from its former facility to a larger facility, under terms of a built-to-suit lease, to meet additional space requirements. The new facility is located in the same Chicago suburb.

PLAYBOY ONLINE GROUP

   For the year ended June 30, 1997, Playboy Online Group revenues more than doubled to $2.8 million from $1.2 million in the prior year. This increase was primarily due to higher advertising revenues combined with higher e-commerce revenues from the Playboy Store, a version of the Playboy catalog that launched in the spring of 1996.

   For the year ended June 30, 1997, the Playboy Online Group reported an operating loss of $0.1 million compared to operating income of $0.2 million in the prior year. The current year included planned investments largely related to developing Playboy Cyber Club.

CORPORATE ADMINISTRATION AND PROMOTION

   Corporate Administration and Promotion expense of $19.2 million for the year ended June 30, 1997 increased $1.3 million, or 7%, compared to the prior year, largely due to investment spending on corporate marketing.

LIQUIDITY AND CAPITAL RESOURCES

   At December 31, 1998, the Company had $0.3 million in cash and cash equivalents and $29.8 million in short-term borrowings, compared to $0.9 million in cash and cash equivalents and $10.0 million in short-term borrowings at December 31, 1997. The Company expects to meet its short- and long-term cash requirements through a new credit agreement of up to $150.0 million as described in Note W of Notes to Consolidated Financial Statements.

CASH FLOWS FROM OPERATING ACTIVITIES

   Net cash used for operating activities was $15.0 million for the fiscal year ended December 31, 1998, primarily due to increases in receivables of $10.7 million and other noncurrent assets of $4.3 million. The increase in receivables was primarily attributable to international TV sales, international networks and off-network productions combined with the timing of cash receipts from the DTH market. Also contributing to the increase in receivables were higher revenues from the December 1998 issue of Playboy magazine featuring Katarina Witt. The increase in other noncurrent assets was primarily due to deferred costs related to the Spice Acquisition. The Company invested $24.6 million in Company-produced and licensed entertainment programming during fiscal year 1998.

CASH FLOWS FROM INVESTING ACTIVITIES

   Net cash used for investing activities was $6.4 million for fiscal year 1998. Investments in international ventures of $5.2 million primarily related to additional funding for the Playboy TV network in the United Kingdom and the Playboy TV and AdulTVision networks in Latin America. On December 31, 1998, the Company sold back to duPont the shares of duPont's common stock owned by the Company. Sale proceeds were $5.0 million, which consisted of $0.5 million in cash and a $4.5 million promissory note, which was paid on January 4, 1999. Capital expenditures for fiscal year 1998 were $1.1 million. The Company also entered into leases of furniture and equipment totaling $5.3 million, largely attributable to growth in the Playboy Online Group.

CASH FLOWS FROM FINANCING ACTIVITIES

   Net cash provided by financing activities was $20.8 million for fiscal year 1998, principally due to a $19.8 million increase in short-term borrowings under the Company's revolving line of credit.

INCOME TAXES

   At June 30, 1997, the Company evaluated its net operating loss carryforwards ("NOLs") and other deferred tax assets and liabilities in relation to the Company's recent earnings history and its projected future earnings. As a result of this review, the Company reduced the valuation allowance balance by $13.5 million as a result of reevaluating the realizability of the deferred tax assets in future years. In fiscal year 1998, the Company realized $0.1 million of the net deferred tax asset recorded at December 31, 1997.

   Based on current tax law, the Company will need to generate approximately $39.7 million of future taxable income prior to the expiration of the Company's NOLs for full realization of the $13.9 million net deferred tax asset recorded at December 31, 1998. At December 31, 1998, the Company had NOLs of $14.2 million for tax purposes, with $11.7 million expiring in 2009 and $2.5 million expiring in 2012.

     Management believes that it is more likely than not that the required amount of such taxable income will be generated in years subsequent to December 31, 1998 and prior to the expiration of the Company's NOLs to realize the $13.9 million net deferred tax asset at December 31, 1998. Following is a summary of the bases for management's belief that a valuation allowance of $15.4 million at December 31, 1998 is adequate, and that it is more likely than not that the net deferred tax asset of $13.9 million will be realized:

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

OTHER

     In January 1993, the Company received a General Notice from the United States Environmental Protection Agency (the "EPA") as a "potentially responsible party" ("PRP") in connection with a site identified as the Southern Lakes Trap & Skeet Club, located at the Resort-Hotel in Lake Geneva, Wisconsin (the "Resort"), formerly owned by a subsidiary of the Company. The Resort was sold by the Company's subsidiary to LG Americana-GKP Joint Venture in 1982. Two other entities were also identified as PRPs in the notice. The notice related to actions that may be ordered taken by the EPA to sample for and remove contamination in soils and sediments, purportedly caused by skeet shooting activities at the Resort property. On September 10, 1998, the Company entered into a consent decree settling this matter, which was entered by the United States District Court for the Eastern District of Wisconsin (the "Wisconsin District Court") on November 25, 1998. The Company had established adequate reserves to cover its $0.5 million share of the cost (based on an agreement with one of the other PRPs) of the agreed upon remediation, which was paid in December 1998.

     On December 18, 1995, BrandsElite, an Ontario, Canada corporation, filed a complaint against the Company in the Illinois Circuit Court. In the complaint, BrandsElite, an international distributor of premium merchandise, including liquor, perfume, cosmetics and luxury gifts, principally to duty-free retailers, alleged that the Company breached a product license agreement, shortly after its execution by the Company in October 1995. The agreement provided for the appointment of BrandsElite as the exclusive, worldwide licensee of the Playboy trademark and tradename with respect to the sale of cognac and possibly some deluxe whiskeys. The Company had advised BrandsElite that it had determined not to proceed with the transaction and disputed strongly BrandsElite's allegation that as a result of the Company's breach, BrandsElite suffered millions of dollars of damages in future lost profits and diminished value of its stock. BrandsElite also sought to recoup out-of-pocket expenses, fees and costs incurred in bringing the action. The license agreement provided for recovery by a party in any judgment entered in its favor of attorneys' fees and litigation expenses, together with such court costs and damages as are provided by law. On October 22, 1997, the Company filed a motion for partial summary judgment challenging BrandsElite's claims for future lost profits and stock market valuation damages. On March 4, 1998, the Illinois Circuit Court granted the portion of the Company's motion relating to stock market valuation damages but denied the portion of the motion relating to future lost profits. BrandsElite's expert reports on damages asserted future lost profits damages ranging from $3.5 million to $12.5 million. The case was dismissed with prejudice on October 16, 1998 in exchange for a $1.4 million settlement by the Company.

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

   In response to the Year 2000 problem, the Company has identified and is implementing changes to its existing computerized business systems. The Company is addressing the issue through a combination of modifications to existing programs and conversions to Year 2000 compliant software. In addition, the Company has communicated with its vendors and other service providers to ensure that their products and business systems are or will be Year 2000 compliant. If modifications and conversions by the Company and those it conducts business with are not made in a timely manner, the Year 2000 problem could have a material adverse effect on the Company's business, financial condition and results of operations. All major systems of the Company have either been identified as Year 2000 compliant, or remediation has been completed to ensure Year 2000 compliance. These major systems include financial applications, and key operating systems for the Entertainment, Catalog and Playboy Online Groups. The Company is currently evaluating less critical systems, such as desktop applications, with plans for all systems to be in compliance by the third quarter of fiscal year 1999. The Company is also reviewing its non-information technology systems to determine the extent of any modifications and believes that there will be minimal changes necessary for compliance. Although the Company is still quantifying the impact, the current estimate of the total costs associated with the required modifications and conversions are expected to be slightly in excess of $1.0 million, of which approximately $0.7 million was expensed in fiscal year 1998. These costs are being expensed as incurred.

   The Company believes its technology systems will be ready for the Year 2000 and, therefore, has not developed a comprehensive contingency plan. High-risk vendors, however, will be examined throughout the year with contingency plans developed on a case-by-case basis where needed. Additionally, the Company is aware that it may experience other isolated incidences of non-compliance and plans to allocate internal resources and retain dedicated consultants and vendor representatives to be ready to take action if necessary. Although the Company values its established relationships with key vendors and other service providers, if certain vendors are unable to perform on a timely basis due to their own Year 2000 issues, the Company believes that substitute products or services are available from other vendors. The Company also recognizes that it, like all other businesses, is at risk if other key suppliers in utilities, communications, transportation, banking and government are not ready for the Year 2000.

FORWARD-LOOKING STATEMENTS

   This Form 10-K Annual Report contains "forward-looking statements," including statements in "MD&A," as to expectations, beliefs, plans, objectives and future financial performance, and assumptions underlying or concerning the foregoing. These forward-looking statements involve risks and uncertainties, which could cause actual results or outcomes to differ materially from those expressed in the forward-looking statements. The following are some of the important factors that could cause actual results or outcomes to differ materially from those discussed in the forward-looking statements: (a) government actions or initiatives, including (i) attempts to limit or otherwise regulate the sale of adult-oriented materials, including print, video and online materials or businesses such as casino gaming, (ii) regulation of the advertisement of tobacco products, or (iii) substantive changes in postal regulations or rates;
(b) increases in paper prices; (c) changes in distribution technology and/or unforeseen delays in the implementation of that technology by the cable and satellite industries, which might affect the Company's plans and assumptions regarding carriage of its program services; (d) increased competition for advertisers from other publications and media or any significant decrease in spending by advertisers generally, or with respect to the adult male market; (e) increased competition for transponders and channel space, and any decline in the Company's access to, and acceptance by, cable and DTH systems; (f) effects of the consolidation taking place nationally in the single-copy magazine distribution system; (g) new competition in the cable television market; (h) uncertainty of market acceptance of the Internet as a medium for information, entertainment, e-commerce and advertising, an increasingly competitive environment for advertising sales, the impact of competition from other content and merchandise providers, as well as the Company's reliance on third parties for technology and distribution for its online business; and (i) potential adverse effects of unresolved Year 2000 problems, including those experienced by external key suppliers.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk
-------------------------------------------------------------------

   The Company uses derivatives for managing risk, not for trading purposes. The Company's primary financial market risks relate to foreign currency exchange rates. The Company utilizes foreign exchange forward contracts to hedge the risk that future licensing royalties owed to the Company, primarily from its Japanese and German licensees, may be adversely affected by changes in foreign currency exchange rates.

   Based on the Company's sensitivity analysis at December 31, 1998, fluctuations in currency exchange rates in the near term would not have a material effect on the Company's consolidated operating results, financial position or cash flows. This sensitivity analysis measured the impact on earnings of a 10% devaluation of the U.S. dollar relative to the foreign currencies to which it had exposure. Management believes that its hedging activities have been effective in reducing its limited risks related to currency exchange rate fluctuations.

Item 8. Financial Statements and Supplementary Data
---------------------------------------------------

   The following consolidated financial statements of the registrant and report of independent accountants are set forth in this Form 10-K Annual Report as follows:

                                                                                              Page
                                                                                              ----
   Consolidated Statements of Operations - Fiscal Year Ended December 31, 1998,
   Six-Month Transition Period Ended December 31, 1997 and Fiscal Years Ended
   June 30, 1997 and 1996                                                                       41

   Consolidated Balance Sheets - December 31, 1998 and 1997                                     42

   Consolidated Statements of Shareholders' Equity - Fiscal Year Ended
   December 31, 1998, Six-Month Transition Period Ended December 31, 1997
   and Fiscal Years Ended June 30, 1997 and 1996                                                43

   Consolidated Statements of Cash Flows - Fiscal Year Ended December 31, 1998,
   Six-Month Transition Period Ended December 31, 1997 and Fiscal Years Ended
   June 30, 1997 and 1996                                                                       44

   Notes to Consolidated Financial Statements                                                45-61

   Report of Independent Accountants                                                            62

   The supplementary data regarding quarterly results of operations are set forth in Note U of Notes to Consolidated Financial Statements.

PLAYBOY ENTERPRISES, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

                                                 Fiscal Year   Six Months   Fiscal Year   Fiscal Year
                                                       Ended        Ended         Ended         Ended
(in thousands, except per share amounts)            12/31/98     12/31/97       6/30/97       6/30/96
-----------------------------------------------------------------------------------------------------
NET REVENUES                                       $ 317,618    $ 149,541     $ 296,623     $ 276,587
-----------------------------------------------------------------------------------------------------
Costs and expenses
 Cost of sales                                      (269,478)    (126,658)     (245,023)     (234,247)
 Selling and administrative expenses                 (43,172)     (18,424)      (35,855)      (32,847)
-----------------------------------------------------------------------------------------------------
   Total costs and expenses                         (312,650)    (145,082)     (280,878)     (267,094)
-----------------------------------------------------------------------------------------------------
Operating income                                       4,968        4,459        15,745         9,493
-----------------------------------------------------------------------------------------------------
Nonoperating income (expense)
 Investment income                                       127           50            73            88
 Interest expense                                     (1,551)        (289)         (427)         (680)
 Gain on sale of investment                            4,272            -             -             -
 Other, net                                             (791)          70          (640)         (452)
-----------------------------------------------------------------------------------------------------
   Total nonoperating income (expense)                 2,057         (169)         (994)       (1,044)
-----------------------------------------------------------------------------------------------------
Income before income taxes and cumulative
 effect of change in accounting principle              7,025        4,290        14,751         8,449
Income tax benefit (expense)                          (2,705)      (2,148)        6,643        (4,197)
-----------------------------------------------------------------------------------------------------
Income before cumulative effect of
 change in accounting principle                        4,320        2,142        21,394         4,252
Cumulative effect of change in accounting
 principle (net of tax benefit)                            -       (1,077)            -             -
-----------------------------------------------------------------------------------------------------
NET INCOME                                             4,320        1,065        21,394         4,252
-----------------------------------------------------------------------------------------------------

Other comprehensive loss (net of tax benefit)
 Foreign currency translation adjustment                  (4)         (37)          (37)          (11)
 Unrealized loss on marketable securities                (21)           -             -             -
-----------------------------------------------------------------------------------------------------
   Total other comprehensive loss                        (25)         (37)          (37)          (11)
-----------------------------------------------------------------------------------------------------
COMPREHENSIVE INCOME                               $   4,295    $   1,028     $  21,357     $   4,241
=====================================================================================================

WEIGHTED AVERAGE NUMBER OF
 COMMON SHARES OUTSTANDING
 Basic                                                20,548       20,487        20,318        20,014
=====================================================================================================
 Diluted                                              21,036       20,818        20,694        20,261
=====================================================================================================

BASIC EPS
 Income before cumulative effect of change
   in accounting principle                         $    0.21    $    0.10     $    1.05     $    0.21
 Cumulative effect of change in accounting
   principle (net of tax benefit)                          -        (0.05)            -             -
-----------------------------------------------------------------------------------------------------
 Net income                                        $    0.21    $    0.05     $    1.05     $    0.21
=====================================================================================================

DILUTED EPS
 Income before cumulative effect of change
   in accounting principle                         $    0.21    $    0.10     $    1.03     $    0.21
 Cumulative effect of change in accounting
   principle (net of tax benefit)                          -        (0.05)            -             -
-----------------------------------------------------------------------------------------------------
 Net income                                        $    0.21    $    0.05     $    1.03     $    0.21
=====================================================================================================

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

PLAYBOY ENTERPRISES, INC.
CONSOLIDATED BALANCE SHEETS

                                                                  Dec. 31,   Dec. 31,
(in thousands, except share data)                                     1998       1997
-------------------------------------------------------------------------------------
ASSETS
Cash and cash equivalents                                         $    341   $    947
Marketable securities                                                  505          -
Receivables, net of allowance for doubtful
 accounts of $6,349 and $4,467                                      49,879     33,324
Inventories                                                         25,685     25,376
Programming costs                                                   43,342     41,504
Deferred subscription acquisition costs                             11,570     12,143
Other current assets                                                21,097     11,910
-------------------------------------------------------------------------------------
  Total current assets                                             152,419    125,204
-------------------------------------------------------------------------------------
Property and equipment
 Land                                                                  292        292
 Buildings and improvements                                          8,412      8,386
 Furniture and equipment                                            22,068     21,030
 Leasehold improvements                                              8,270      8,237
-------------------------------------------------------------------------------------
  Total property and equipment                                      39,042     37,945
 Accumulated depreciation                                          (29,885)   (27,892)
-------------------------------------------------------------------------------------
  Property and equipment, net                                        9,157     10,053
-------------------------------------------------------------------------------------
Programming costs--noncurrent                                        5,983      8,329
Trademarks                                                          17,294     14,978
Net deferred tax assets                                              6,525     13,688
Other noncurrent assets                                             20,729     13,695
-------------------------------------------------------------------------------------
Total assets                                                      $212,107   $185,947
=====================================================================================

LIABILITIES
Short-term borrowings                                             $ 29,750   $ 10,000
Accounts payable                                                    30,834     32,258
Accrued salaries, wages and employee benefits                        6,024      4,499
Reserves for losses on disposals of discontinued operations             68        610
Income taxes payable                                                   819        627
Deferred revenues                                                   41,647     43,216
Other liabilities and accrued expenses                               9,851      7,706
-------------------------------------------------------------------------------------
  Total current liabilities                                        118,993     98,916
-------------------------------------------------------------------------------------
Noncurrent liabilities                                               8,912      8,348
-------------------------------------------------------------------------------------
  Total liabilities                                                127,905    107,264
-------------------------------------------------------------------------------------
Commitments and contingencies

SHAREHOLDERS' EQUITY
Common stock, $0.01 par value
 Class A voting--7,500,000 shares authorized; 5,042,381 issued          50         50
 Class B nonvoting--30,000,000 shares authorized;
  17,149,691 and 17,076,518 issued                                     171        171
Capital in excess of par value                                      44,860     43,539
Retained earnings                                                   49,577     45,257
Foreign currency translation adjustment                               (137)      (131)
Unearned compensation restricted stock                              (3,716)    (3,511)
Unrealized loss on marketable securities                               (32)         -
Less cost of 293,427 Class A common shares and 951,041 and
 974,227 Class B common shares in treasury                          (6,571)    (6,692)
-------------------------------------------------------------------------------------
  Total shareholders' equity                                        84,202     78,683
-------------------------------------------------------------------------------------
Total liabilities and shareholders' equity                        $212,107   $185,947
=====================================================================================

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

PLAYBOY ENTERPRISES, INC.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

                                                                                                      Unearned
                                           Class A      Class B      Capital in                         Comp.
                                           Common        Common      Excess of     Retained          Restricted   Treasury
(in thousands of dollars)                   Stock         Stock      Par Value     Earnings   Other     Stock      Stock     Total
-----------------------------------------------------------------------------------------------------------------------------------
BALANCE AT JUNE 30, 1995                   $     50       $   170       $41,233   $  18,546   $   -    $(4,840)  $ (8,069)  $47,090
    Net income                                    -             -             -       4,252       -          -          -     4,252
    Exercise of 35,000 Class A and
     159,750 Class B stock options                -             -           (81)          -       -          -      1,025       944
    Issuance of 1,499 Class B shares
     as service awards                            -             -             6           -       -          -          8        14
    Issuance of 20,000 Class B shares
     as restricted stock awards                   -             -           177           -       -       (177)         -         -
    Forfeiture of 50,000 Class B shares
     related to restricted stock awards           -             -          (468)          -       -        468          -         -
    Foreign currency translation
     adjustment                                   -             -             -           -     (17)         -          -       (17)
-----------------------------------------------------------------------------------------------------------------------------------
BALANCE AT JUNE 30, 1996                         50           170        40,867      22,798     (17)    (4,549)    (7,036)   52,283
    Net income                                    -             -             -      21,394       -          -          -    21,394
    Exercise of 57,500 Class B stock
     options                                      -             -           264           -       -          -        170       434
    Issuance of 1,147 Class B shares
     as service awards                            -             -             9           -       -          -          6        15
    Issuance of 68,750 Class B shares
     as restricted stock awards                   -             -           940           -       -       (940)         -         -
    Forfeiture of 28,125 Class B shares
     related to restricted stock awards           -             -          (263)          -       -        263          -         -
    Issuance of 19,057 Class B shares
     under employee stock purchase plan           -             -            93           -       -          -         99       192
    Vesting of 121,564 Class B
     restricted stock awards                      -             -             -           -       -      1,137          -     1,137
    Foreign currency translation
     adjustment                                   -             -             -           -     (57)         -          -       (57)
    Income tax benefit related to
     stock plans                                  -             -           735           -       -          -          -       735
-----------------------------------------------------------------------------------------------------------------------------------
BALANCE AT JUNE 30, 1997                         50           170        42,645      44,192     (74)    (4,089)    (6,761)   76,133
    Net income                                    -             -             -       1,065       -          -          -     1,065
    Exercise of 15,000 Class B stock
     options                                      -             -            93           -       -          -         27       120
    Issuance of 337 Class B shares
     as service awards                            -             -             4           -       -          -          2         6
    Issuance of 37,500 Class B shares
     as restricted stock awards                   -             1           526           -       -       (527)         -         -
    Issuance of 7,777 Class B shares
     under employee stock purchase plan           -             -            61           -       -          -         40       101
    Vesting of 115,939 Class B
     restricted stock awards                      -             -             -           -       -      1,105          -     1,105
    Foreign currency translation
     adjustment                                   -             -             -           -     (57)         -          -       (57)
    Income tax benefit related to
     stock plans                                  -             -           210           -       -          -          -       210
-----------------------------------------------------------------------------------------------------------------------------------
BALANCE AT DECEMBER 31, 1997                     50           171        43,539      45,257    (131)    (3,511)    (6,692)   78,683
    Net income                                    -             -             -       4,320       -          -          -     4,320
    Exercise of 76,250 Class B stock
     options                                      -             -           796           -       -          -         39       835
    Issuance of 1,151 Class B shares
     as service awards                            -             -            13           -       -          -          6        19
    Issuance of 46,250 Class B shares
     as restricted stock awards                   -             -           742           -       -       (742)         -         -
    Forfeiture of 42,500 Class B shares
     related to restricted stock awards           -             -          (537)          -       -        537          -         -
    Issuance of 14,534 Class B shares
     under employee stock purchase plan           -             -           138           -       -          -         76       214
    Issuance of 673 Class B shares
     under the 1997 Directors' Plan               -             -            11           -       -          -          -        11
    Foreign currency translation
     adjustment                                   -             -             -           -      (6)         -          -        (6)
    Unrealized loss on marketable
     securities                                   -             -             -           -     (32)         -          -       (32)
    Income tax benefit related to
     stock plans                                  -             -           158           -       -          -          -       158
-----------------------------------------------------------------------------------------------------------------------------------
BALANCE AT DECEMBER 31, 1998               $     50       $   171       $44,860   $  49,577   $(169)   $(3,716)  $ (6,571)  $84,202
===================================================================================================================================

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

PLAYBOY ENTERPRISES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                              Fiscal Year        Six Months     Fiscal Year     Fiscal Year
                                                                   Ended              Ended           Ended           Ended
(in thousands)                                                  12/31/98           12/31/97         6/30/97         6/30/96
---------------------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net income                                                      $  4,320         $  1,065        $  21,394         $  4,252
Adjustments to reconcile net income
 to net cash provided by (used for)
 operating activities
  Depreciation of property and equipment                           2,010            1,007            2,210            2,383
  Amortization of intangible assets                                1,893              845            1,893            1,783
  Gain on sale of investment                                      (4,272)               -                -                -
  Amortization of investments in
   entertainment programming                                      25,109           11,153           21,355           21,263
  Investments in entertainment programming                       (24,601)         (14,359)         (30,747)         (25,549)
  Changes in current assets and
  liabilities
       Receivables                                               (10,674)            (998)          (3,286)          (4,574)
       Inventories                                                  (309)          (2,072)             195           (2,061)
       Deferred subscription acquisition costs                       573           (3,066)             492             (393)
       Other current assets                                       (2,200)             367           (2,146)            (426)
       Accounts payable                                           (1,434)           5,344            4,169            2,931
       Accrued salaries, wages and employee benefits               1,525           (1,628)           1,428            2,853
       Income taxes payable                                          208             (600)             284               27
       Deferred revenues                                          (1,569)             943           (2,105)           1,468
       Other liabilities and accrued expenses                      2,145             (231)          (1,003)             224
                                                                --------         --------        ---------         --------
        Net change in current assets and liabilities             (11,735)          (1,941)          (1,972)              49
                                                                ---------        --------        ---------         --------
  Increase in trademarks                                          (3,645)          (1,767)          (2,898)          (1,766)
  (Increase) decrease in net deferred tax assets                      35              457           (9,954)           2,399
  Increase in other noncurrent assets                             (4,344)            (466)            (519)            (487)
  Increase (decrease) in noncurrent liabilities                      548               (3)             106              258
  Net cash used for discontinued operations                         (542)             (18)             (79)             (59)
  Other, net                                                         180              174              750               15
---------------------------------------------------------------------------------------------------------------------------
       Net cash provided by (used for) operating activities      (15,044)          (3,853)           1,539            4,541
---------------------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM INVESTING ACTIVITIES
Sale of investment                                                   500                -               -                 -
Additions to property and equipment                               (1,144)            (765)           (671)             (760)
Acquisitions and funding of equity
 interests in international ventures                              (5,212)          (1,109)         (1,905)           (3,619)
Purchase of marketable securities                                   (537)               -               -                 -
Other, net                                                            32                -             126               211
---------------------------------------------------------------------------------------------------------------------------
       Net cash used for investing activities                    (6,361)           (1,874)         (2,450)           (4,168)
---------------------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM FINANCING ACTIVITIES
Increase (decrease) in short-term borrowings                     19,750             5,500            (500)                -
Repayment of debt                                                     -              (350)           (350)             (350)
Proceeds from exercise of stock options                             835               120             434               944
Proceeds from sales under employee stock purchase plan              214               101             192                 -
---------------------------------------------------------------------------------------------------------------------------
       Net cash provided by (used for) financing activities      20,799             5,371            (224)              594
---------------------------------------------------------------------------------------------------------------------------
Net increase (decrease) in cash and cash equivalents               (606)             (356)         (1,135)              967
Cash and cash equivalents at beginning of period                    947             1,303           2,438             1,471
---------------------------------------------------------------------------------------------------------------------------
Cash and cash equivalents at end of period                      $   341          $    947        $  1,303          $  2,438
===========================================================================================================================

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(A)  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

PRINCIPLES OF CONSOLIDATION: The consolidated financial statements include the accounts of the Company and all majority-owned subsidiaries. Intercompany accounts and transactions, which are immaterial, have been eliminated in consolidation.

CHANGE IN FISCAL YEAR: On November 6, 1997, the Board approved a change in the Company's fiscal year end from June 30 to December 31, which better aligns the Company's businesses with its customers and partners who also operate and plan on a calendar-year basis. The Company's financial statements and accompanying notes for the fiscal year ended December 31, 1998 represent the first full calendar year subsequent to this change.

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

MARKETABLE SECURITIES: Marketable securities are classified as available-for-sale securities as defined by Statement of Financial Accounting Standards No. 115, Accounting for Certain Investments in Debt and Equity Securities. These securities are stated at fair value and unrealized holding gains and losses are reflected as a net amount as a separate component of shareholders' equity.

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

DEFERRED SUBSCRIPTION ACQUISITION COSTS: Costs associated with the promotion of magazine subscriptions, which consist primarily of postage, costs to produce direct-mail solicitation materials and other costs to attract and renew subscribers, are deferred and amortized over the period during which the future benefits are expected to be received. This is consistent with the provisions of Statement of Position 93-7, Reporting on Advertising Costs. See Note J.

PROGRAMMING COSTS AND AMORTIZATION: Programming costs include original programming and film acquisition costs, which are capitalized and amortized. The portion of original programming costs assigned to the domestic pay television market is principally amortized on the straight-line method over three years. The portion of original programming costs assigned to each of the worldwide home video and international television markets are amortized using the individual-film-forecast-computation method. Film acquisition costs are assigned to domestic and international markets as appropriate, and are amortized principally on the straight-line method over the license term, generally three years, and the premiere schedule, respectively. Management believes that these methods provide a reasonable matching of expenses with total estimated revenues over the periods that revenues associated with films and programs are expected to be realized. Film and program amortization is adjusted periodically to reflect changes in the estimates of amounts of related future revenues. Film and program costs are stated at the lower of unamortized cost or estimated net realizable value as determined on a specific identification basis. Based on management's estimate of future total gross revenues as of December 31, 1998, substantially all unamortized programming costs applicable to released programs are expected to be amortized during the next three years. See Note I.

INTANGIBLE ASSETS: Trademark acquisition costs are capitalized and amortized on the straight-line method over 40 years. Trademark and copyright defense, registration and/or renewal costs are capitalized and amortized on the straight-line method over 15 years. Other intangible assets are comprised substantially of goodwill, which is amortized generally over 40 years. Accumulated amortization of intangible assets was $14,546,000 and $12,800,000 at December 31, 1998 and 1997, respectively.

INCOME (LOSS) PER COMMON SHARE: During the transition period, the Company adopted the provisions of Statement of Financial Accounting Standards No. 128, Earnings per Share ("Statement 128"). Statement 128 simplifies the previous standards for computing EPS and requires dual presentation of basic and diluted EPS on the face of the income statement for all entities with complex capital structures. See Note E.

FOREIGN EXCHANGE FORWARD CONTRACTS: The Company utilizes forward contracts to minimize the impact of currency movements on royalties received and certain payments denominated primarily in Japanese yen and German marks. The terms of these contracts are generally one year or less. Gains and losses related to these agreements are recorded in operating results as part of, and concurrent with, the transaction. As of December 31, 1998 and 1997, the Company had approximately $2,155,000 and $1,025,000, respectively, in outstanding contracts. At their respective balance sheet dates, the difference between these contracts' values and the fair market value of these instruments in the aggregate was not material.

MINORITY INTEREST: The Company owns a majority interest in VIPress, publisher of the Polish edition of Playboy magazine. The financial statements of VIPress are included in the Company's financial statements. The minority interest in the results of operations is included in nonoperating income or expense in the Consolidated Statements of Operations and the minority interest in the equity of VIPress is included in "Noncurrent liabilities" in the Consolidated Balance Sheets.

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

(B) GAIN ON SALE OF INVESTMENT

The Company owned a 20% interest and had an option to acquire the remaining 80% interest in duPont Publishing, Inc. at a price based on fair market value as of December 31, 1999.

   On December 31, 1998, the Company sold back to duPont the shares of duPont's common stock owned by the Company. Sale proceeds were $5,000,000, which consisted of $500,000 of cash and a $4,500,000 promissory note bearing interest at the prime rate, which was paid on January 4, 1999. The Company realized a gain before and after income taxes of $4,272,000 on the sale. There was no income tax effect related to this gain due to the application of a capital loss carryforward.

(C) INCOME TAXES

The income tax provision (benefit) consisted of the following (in thousands):

                                             Fiscal Year  Six Months  Fiscal Year   Fiscal Year
                                                   Ended       Ended        Ended         Ended
                                                12/31/98    12/31/97      6/30/97       6/30/96
-----------------------------------------------------------------------------------------------
Current:
 Federal                                       $     208   $       -     $    354      $    241
 State                                               557         180          501            67
 Foreign                                           1,747         747        1,721         1,490
-----------------------------------------------------------------------------------------------
  Total current                                    2,512         927        2,576         1,798
-----------------------------------------------------------------------------------------------
Deferred:
 Federal                                              35         457       (9,954)        2,399
 State                                                 -           -            -             -
 Foreign                                               -           -            -             -
-----------------------------------------------------------------------------------------------
  Total deferred                                      35         457       (9,954)        2,399
-----------------------------------------------------------------------------------------------
Benefit of stock compensation recorded
 in capital in excess of par value                   158         210          735             -
Benefit recorded as part of cumulative
 effect of change in accounting principle              -         554            -             -
-----------------------------------------------------------------------------------------------
Total income tax provision (benefit)           $   2,705   $   2,148     $ (6,643)     $  4,197
===============================================================================================

The income tax provision (benefit) differed from a provision computed at the U.S. statutory tax rate as follows (in thousands):

                                                    Fiscal Year   Six Months   Fiscal Year   Fiscal Year
                                                          Ended        Ended         Ended         Ended
                                                       12/31/98     12/31/97       6/30/97       6/30/96
--------------------------------------------------------------------------------------------------------
Statutory rate tax provision                          $   2,459    $   1,459      $  5,163      $  2,871
Increase (decrease) in taxes resulting from:
 Foreign withholding tax on licensing income              1,368          747         1,452         1,448
 Foreign income tax in excess of statutory rates            127            -             -             -
 State income taxes                                         557          180           501            67
 Nondeductible expenses                                     399          180           342           129
 Reduction in valuation allowance                        (1,543)           -       (13,486)            -
 Tax benefit of foreign taxes paid or accrued              (465)        (328)         (538)         (356)
 Effect of rate increase                                   (225)           -             -             -
 Other                                                       28          (90)          (77)           38
--------------------------------------------------------------------------------------------------------
Total income tax provision (benefit)                  $   2,705    $   2,148      $ (6,643)     $  4,197
========================================================================================================

The U.S. statutory tax rate applicable to the Company for fiscal year 1998, the transition period and fiscal years 1997 and 1996 was 35%, 34%, 35% and 34%, respectively.

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

   The significant components of the Company's deferred tax assets and deferred tax liabilities as of December 31, 1997 and 1998 are presented below (in thousands):

                                            Dec. 31,      Net    Dec. 31,
                                                1997   Change        1998
-------------------------------------------------------------------------
Deferred tax assets:
 Net operating loss carryforwards           $  7,901   $(2,929)  $  4,972
 Capital loss carryforwards                   10,512    (1,598)     8,914
 Tax credit carryforwards                      8,976     1,373     10,349
 Other deductible temporary differences       11,244     1,779     13,023
-------------------------------------------------------------------------
  Total deferred tax assets                   38,633    (1,375)    37,258
  Valuation allowance                        (16,504)    1,066    (15,438)
-------------------------------------------------------------------------
   Deferred tax assets                        22,129      (309)    21,820
-------------------------------------------------------------------------
Deferred tax liabilities:
 Deferred subscription acquisition costs      (4,514)      244     (4,270)
 Other taxable temporary differences          (3,646)       30     (3,616)
-------------------------------------------------------------------------
   Deferred tax liabilities                   (8,160)      274     (7,886)
-------------------------------------------------------------------------
Net deferred tax assets                     $ 13,969   $   (35)  $ 13,934
=========================================================================

In the Consolidated Balance Sheet at December 31, 1997, $0.3 million of the $14.0 million net deferred tax asset is included in "Other current assets" and $13.7 million is segregated as "Net deferred tax assets." In the Consolidated Balance Sheet at December 31, 1998, $7.4 million of the $13.9 million net deferred tax asset is included in "Other current assets" and $6.5 million is segregated as "Net deferred tax assets."

   In addition to the federal tax benefits in the table above, the Company has NOLs available in various states, none of which are reflected in the net deferred tax assets in the Consolidated Balance Sheets at December 31, 1997 and 1998.

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

   In order to fully realize the net deferred tax asset of $13.9 million at December 31, 1998, the Company will need to generate future taxable income of approximately $39.7 million prior to the expiration of the Company's NOLs. Management believes that it is more likely than not that the required amount of such taxable income will be realized. Management will periodically reconsider the assumptions utilized in the projection of future earnings and, if warranted, increase or decrease the amount of deferred tax assets through an adjustment to the valuation allowance.

   At December 31, 1998, the Company had NOLs of $14.2 million with $11.7 million expiring in 2009 and $2.5 million expiring in 2012. The Company had capital loss carryforwards of $25.5 million expiring in 1999. In addition, foreign tax credit carryforwards of $7.9 million, investment tax credit carryforwards of $1.4 million and minimum tax credit carryforwards of $1.1 million are available to reduce future U.S. federal income taxes. The foreign tax credit carryforwards expire in 1999 through 2003 and the investment tax credit carryforwards expire in 1999 through 2001. The minimum tax credit carryforwards have no expiration.

(D) CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE

A $1,077,000 charge, net of an income tax benefit of $554,000, was reported in the transition period as "Cumulative effect of change in accounting principle" as a result of the Company's change in accounting for certain start-up costs to conform to the accounting required by SOP 98-5, Reporting on the Costs of Start-Up Activities. This statement requires the expense recognition, as opposed to capitalization, of costs related to start-up activities. The expenses were primarily related to development costs of casino gaming ventures that had previously been capitalized prior to July 1, 1997, the date of the Company's early adoption. The impact of this change in accounting principle on operating income in the transition period resulted in expenses of $576,000.

   Pro forma amounts, assuming SOP 98-5 was applied beginning in fiscal year 1996, follow with comparisons to actual results (in thousands, except per share amounts):

                                      Six Months  Fiscal Year  Fiscal Year
                                           Ended        Ended        Ended
                                        12/31/97      6/30/97      6/30/96
--------------------------------------------------------------------------
INCOME BEFORE CUMULATIVE EFFECT OF
 CHANGE IN ACCOUNTING PRINCIPLE
  As reported                          $   2,142     $ 21,394     $  4,252
  Pro forma                                2,142       20,857        4,179

NET INCOME
  As reported                              1,065       21,394        4,252
  Pro forma                                2,142       20,857        4,179

INCOME PER COMMON SHARE BEFORE
 CUMULATIVE EFFECT OF CHANGE IN
 ACCOUNTING PRINCIPLE
  Basic, as reported                        0.10         1.05         0.21
  Basic, pro forma                          0.10         1.03         0.21
  Diluted, as reported                      0.10         1.03         0.21
  Diluted, pro forma                        0.10         1.01         0.21

NET INCOME PER COMMON SHARE
  Basic, as reported                        0.05         1.05         0.21
  Basic, pro forma                          0.10         1.03         0.21
  Diluted, as reported                      0.05         1.03         0.21
  Diluted, pro forma                   $    0.10     $   1.01     $   0.21

(E)  INCOME (LOSS) PER COMMON SHARE

The following table sets forth the computation of basic and diluted EPS (in thousands, except per share amounts):

                                                  Fiscal Year  Six Months   Fiscal Year  Fiscal Year
                                                        Ended       Ended         Ended        Ended
                                                     12/31/98    12/31/97       6/30/97      6/30/96
----------------------------------------------------------------------------------------------------
NUMERATOR:
 For basic and diluted EPS--income (loss)
   available to common shareholders:
     Income before cumulative effect of change
      in accounting principle                       $   4,320   $   2,142      $ 21,394     $  4,252
     Cumulative effect of change in accounting
      principle (net of tax benefit)                        -      (1,077)            -            -
----------------------------------------------------------------------------------------------------
     Net income                                     $   4,320   $   1,065      $ 21,394     $  4,252
====================================================================================================

DENOMINATOR:
 Denominator for basic EPS--
   weighted-average shares                             20,548      20,487        20,318       20,014
----------------------------------------------------------------------------------------------------
 Effect of dilutive potential common shares:
   Stock options                                          488         331           315          217
   Nonvested restricted stock awards                        -           -            61           30
----------------------------------------------------------------------------------------------------
     Dilutive potential common shares                     488         331           376          247
----------------------------------------------------------------------------------------------------
 Denominator for diluted EPS--
   adjusted weighted-average shares                    21,036      20,818        20,694       20,261
====================================================================================================

BASIC EPS
 Income before cumulative effect of change
   in accounting principle                          $    0.21   $    0.10      $   1.05     $   0.21
 Cumulative effect of change in accounting
   principle (net of tax benefit)                           -       (0.05)            -            -
----------------------------------------------------------------------------------------------------
 Net income                                         $    0.21   $    0.05      $   1.05     $   0.21
====================================================================================================

DILUTED EPS
 Income before cumulative effect of change
   in accounting principle                          $    0.21   $    0.10      $   1.03     $   0.21
 Cumulative effect of change in accounting
   principle (net of tax benefit)                           -       (0.05)            -            -
----------------------------------------------------------------------------------------------------
 Net income                                         $    0.21   $    0.05      $   1.03     $   0.21
====================================================================================================

During the fiscal year ended December 31, 1998, approximately 340,000 weighted-average shares of Class B restricted stock awards outstanding were not included in the computation of diluted EPS as the operating income objectives applicable to these restricted awards were not met during that period. Additionally, options to purchase approximately 115,000 weighted-average shares of Class B common stock were outstanding during fiscal year 1998 but were not included in the computation of diluted EPS as the options' exercise prices were greater than the average market price of the Class B common stock, the effect of which was antidilutive. For additional disclosure regarding the Company's stock plans, see Note N.

(F) COMPREHENSIVE INCOME

During fiscal year 1998, the Company adopted the provisions of Statement of Financial Accounting Standards No. 130, Reporting Comprehensive Income ("Statement 130"). Statement 130 requires that the Company disclose comprehensive income in addition to net income. Comprehensive income is a more inclusive financial reporting methodology that encompasses net income and all other non-shareholder changes in equity (other comprehensive income or loss).

The following sets forth the components of other comprehensive loss, and the related income tax benefit allocated to each item (in thousands):

                                                Fiscal Year   Six Months   Fiscal Year   Fiscal Year
                                                   Ended         Ended        Ended         Ended
                                                 12/31/98      12/31/97      6/30/97       6/30/96
----------------------------------------------------------------------------------------------------
Foreign currency translation adjustment (1)       $      (4)   $     (37)     $    (37)     $    (11)
Unrealized loss on marketable securities (2)      $     (21)   $       -      $      -      $      -
----------------------------------------------------------------------------------------------------

(1) Net of a related tax benefit of $2,000, $20,000, $20,000 and $6,000 for fiscal year 1998, the transition period and fiscal years 1997 and 1996, respectively.
(2)  Net of a related tax benefit of $11,000 for fiscal year 1998.

(G)  MARKETABLE SECURITIES

Marketable securities, purchased in connection with the Company's Deferred Compensation Plans, at December 31, 1998 consisted of the following (in thousands):

                                                                     Gross           Gross
                                                                Unrealized      Unrealized
                                                                   Holding         Holding      Fair
                                                      Cost           Gains          Losses     Value
----------------------------------------------------------------------------------------------------
Equity Securities                                     $537      $    -          $    32        $ 505
-----------------------------------------------------------------------------------------------------

(H)  INVENTORIES

Inventories consisted of the following (in thousands):

                                                                    Dec. 31,                Dec. 31,
                                                                        1998                    1997
----------------------------------------------------------------------------------------------------
Paper                                                               $  8,277                $  7,573
Editorial and other prepublication costs                               6,052                   6,002
Merchandise finished goods                                            11,356                  11,801
----------------------------------------------------------------------------------------------------
Total inventories                                                   $ 25,685                $ 25,376
====================================================================================================

(I)  PROGRAMMING COSTS

Current programming costs consisted of the following (in thousands):

                                                                    Dec. 31,                Dec. 31,
                                                                        1998                    1997
----------------------------------------------------------------------------------------------------
Released, less amortization                                         $ 34,573                $ 32,601
Completed, not yet released                                            8,769                   8,903
----------------------------------------------------------------------------------------------------
Total current programming costs                                     $ 43,342                $ 41,504
====================================================================================================

Noncurrent programming costs of $6.0 million and $8.3 million at December 31, 1998 and 1997, respectively, consisted of programs in the process of production.

(J)  ADVERTISING COSTS

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

     At December 31, 1998 and 1997, advertising costs of $9.9 million and $9.1 million, respectively, were deferred and included in "Deferred subscription acquisition costs" and "Other current assets" in the Consolidated Balance Sheets. For fiscal year 1998, the transition period and fiscal years 1997 and 1996, the Company's advertising expense was $49.5 million, $23.9 million, $46.2 million and $44.3 million, respectively.

(K)  FINANCING OBLIGATIONS

The final principal payment of long-term debt was paid in October 1997 in the amount of $350,000.

     At December 31, 1997, the Company had a $35.0 million revolving credit agreement with two domestic banks, which expired in March 1999. In December 1998, the credit agreement was amended to increase the line to $40.0 million, while all other terms and conditions remained the same. The credit agreement provided for interest based on fixed spreads over specified index rates and for commitment fees based on a combination of the unused portion of the total line of credit and cash balances. The credit agreement, which covered short-term borrowings and the issuance of letters of credit, was collateralized by substantially all of the Company's assets and required the Company to maintain financial covenants pertaining to net worth, leverage and cash flow. Additionally, there were limitations on other indebtedness and investments, and cash dividends were prohibited. The carrying value of these borrowings approximated the fair market value of the debt. See Note W "Subsequent Events."

     At December 31, 1998, short-term borrowings of $29.8 million and a letter of credit of $0.2 million were outstanding compared to short-term borrowings and a letter of credit outstanding at December 31, 1997 of $10.0 million and $0.4 million, respectively. The weighted average interest rates on the short-term borrowings outstanding at December 31, 1998 and 1997 were 7.16% and 8.04%, respectively.

(L)  DISCONTINUED OPERATIONS

In the early 1980's, the Company discontinued its resort hotel operations, and the related liabilities have been segregated in the Consolidated Balance Sheets at December 31, 1998 and 1997 as "Reserves for losses on disposals of discontinued operations." In January 1993, the Company received a General Notice from the EPA as a PRP in connection with a site identified as the Southern Lakes Trap & Skeet Club, located at the Resort, formerly owned by a subsidiary of the Company. The Resort was sold by the Company's subsidiary to LG Americana-GKP Joint Venture in 1982. Two other entities were also identified as PRPs in the notice. The notice related to actions that may be ordered taken by the EPA to sample for and remove contamination in soils and sediments, purportedly caused by skeet shooting activities at the Resort property. On September 10, 1998, the Company entered into a consent decree settling this matter, which was entered by the Wisconsin District Court on November 25, 1998. The Company had established adequate reserves to cover its $0.5 million share of the cost (based on an agreement with one of the other PRPs) of the agreed upon remediation, which was paid in December 1998.

(M)  CONTINGENCIES

Playboy TV's cable programming is delivered primarily through a communications satellite transponder. The Company's current transponder lease, effective January 1, 1993, contains protections typical in the industry against transponder failure, including access to spare transponders. Access to the transponder may be denied under certain narrowly defined circumstances relating to violations of law or threats to revoke the license of the satellite owner to operate the satellite based on programming content. The Company has the right, however, to challenge any such denial and believes that the transponder will continue to be available to it through the end of the expected life of the satellite (currently estimated to be 2004). The Company's current lease term expires October 30, 2001 and can be renewed for an additional three years. Material limitations on the Company's access to cable systems or satellite transponder capacity could materially adversely affect the Company's operating performance. There have been no instances in which the Company has been denied access to the transponder it leases.

     In February 1996, the Company filed suit challenging Section 505, which, among other things, regulates the cable transmission of adult programming, such as the Company's domestic pay television programs. Enforcement of Section 505 commenced May 18, 1997. The Company's full case on the merits was heard by the Delaware District Court in March 1998. In December 1998, the Delaware District Court unanimously declared Section 505 unconstitutional. Even though the defendants have appealed this judgment, the ruling gives cable systems the right to resume 24-hour broadcast of adult services so long as cable systems comply with, and consumers are made aware of, the "blocking on request" requirement of
Section 504. Management believes that the effect of Section 505 on the Company's financial performance may continue until the case is finally decided.

(N)  STOCK PLANS

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

     The 1989 Option Plan authorized the grant of nonqualified stock options to key employees to purchase up to 342,500 shares of Class A common stock ("Class A stock") and 1,027,500 shares of Class B common stock ("Class B stock") at a price that was equal to the fair market value at date of grant. The remaining 103,000 Class B shares available for future grants under the 1989 Option Plan were transferred into the 1995 Stock Incentive Plan and the remaining 175,100 Class A shares that were not yet granted were canceled.

     The 1991 Directors' Plan provides for the grant of nonqualified stock options to each nonemployee director to purchase shares of Class B stock at a price that is equal to the fair market value at date of grant. Options to purchase an aggregate of 80,000 shares of Class B stock may be granted under the 1991 Directors' Plan.

     The 1995 Stock Incentive Plan provides for the grant of nonqualified and incentive stock options, shares of restricted stock and deferred stock and other performance-based equity awards. Non-Qualified Stock Option, Incentive Stock Option and Restricted Stock Agreements are presently outstanding under the 1995 Stock Incentive Plan. At December 31, 1998, a total of 1,803,000 shares of Class B stock were authorized under the 1995 Stock Incentive Plan, which includes the previously mentioned 103,000 shares that were transferred from the 1989 Option Plan. The Non-Qualified and Incentive Stock Option Agreements authorize the grant of options to key employees to purchase shares of Class B stock at a price that is not less than the fair market value at date of grant. The Restricted Stock Agreements provide for the issuance of Class B stock to key employees subject to certain restrictions that lapse upon the Company meeting specified operating income objectives pertaining to a fiscal year. Such operating income objectives are set at $7.5 million, $10.0 million, $15.0 million and $20.0 million, after related expenses. However, vesting requirements for certain restricted stock grants will lapse automatically for any remaining restricted stock, generally 10 years from the date awarded. The first two operating income objectives of $7.5 million and $10.0 million were met in fiscal years 1996 and 1997, respectively, and 121,564 and 115,939 shares of restricted stock vested in August 1996 and 1997, respectively. The remaining two operating income objectives of $15.0 million and $20.0 million have not been met as of December 31, 1998, and, as a result, no additional shares of restricted stock have vested and thus no related compensation expense has been recognized. Compensation expense recognized in fiscal years 1996 and 1997 in connection with the 1995 Stock Incentive Plan was $972,000 and $1,078,000, respectively.

     In November 1996, the Board authorized the grant of nonqualified stock options to purchase a total of 20,000 shares of the Company's Class B stock to two nonemployee directors under no specific plan (the "Board Grant"). The resolution provided for the grant of these options at a price equal to the fair market value at date of grant.

     The 1997 Directors' Plan authorizes the issuance of a total of 200,000 shares of Class B stock and (a) authorizes the grant of stock options, shares of restricted stock and stock awards to nonemployee directors of the Company, (b) provides for the receipt by such directors of all compensation (other than deferred compensation) paid to them for attendance at Board and committee meetings in the form of shares of Class B stock, and (c) authorizes such directors to elect to receive up to 100% of their annual retainer in the form of shares of Class B stock. The exercise price of options granted to nonemployee directors under the 1997 Directors' Plan must equal or exceed the fair market value at date of grant. As of December 31, 1998, Class B stock had been granted as restricted stock awards and issued as payment to the members of the Board for attendance at Board and committee meetings under the 1997 Directors' Plan. The restricted stock awards are subject to certain restrictions that lapse upon the Company meeting specified operating income objectives pertaining to a fiscal year. Such operating income objectives are set at $15.0 million and $20.0 million, after related expenses, upon attainment of which the restrictions lapse as to 30% and 70% of the shares of restricted stock, respectively. However, vesting requirements for the restricted stock grants will lapse automatically for any remaining restricted stock, generally 10 years from the date awarded. As previously discussed, the operating income objectives of $15.0 million and $20.0 million have not been met as of December 31, 1998, and, as a result, no shares of restricted stock have vested and thus no related compensation expense has been recognized in connection with the 1997 Directors' Plan.

     Stock options under all of the plans discussed above are generally for a term of 10 years and are generally exercisable in cumulative annual installments of 25% each year, beginning on the first anniversary of the date such options were initially granted. At December 31, 1998, options to purchase 115,000 shares of Class A stock and 637,750 shares of Class B stock were exercisable under the 1989 Option Plan, options to purchase 32,500 shares of Class B stock were exercisable under the 1991 Directors' Plan, options to purchase 353,750 shares of Class B stock were exercisable under the 1995 Stock Incentive Plan and options to purchase 10,000 shares of Class B stock were exercisable under the Board Grant. The Board has reserved treasury shares for issuance upon exercise of options under the 1989 Option Plan and the Board Grant. Shares issued upon exercise of options granted or shares awarded under the 1991 Directors' Plan, the 1995 Stock Incentive Plan and the 1997 Directors' Plan may be either treasury shares or newly issued shares. At December 31, 1998, a total of 516,702 shares of Class B stock were available for future grants under the 1991 Directors' Plan, the 1995 Stock Incentive Plan and the 1997 Directors' Plan combined. Stock option transactions are summarized as follows:

--------------------------------------------------------------------------
Stock Options Outstanding
--------------------------------------------------------------------------
                                                          Weighted Average
                                          Shares           Exercise Price
--------------------------------------------------------------------------
                                    Class A    Class B    Class A  Class B
--------------------------------------------------------------------------
Outstanding at June 30, 1995        150,000   1,308,750      6.29     7.59
Granted                                   -      40,000         -     9.31
Exercised                           (35,000)   (159,750)     4.88     4.84
Canceled                                  -     (42,500)        -     9.13
-------------------------------------------------------
Outstanding at June 30, 1996        115,000   1,146,500      6.72     7.97
Granted                                   -     477,500         -    13.87
Exercised                                 -     (57,500)        -     7.55
Canceled                                  -     (51,250)        -    12.72
-------------------------------------------------------
Outstanding at June 30, 1997        115,000   1,515,250      6.72     9.74
Granted                                   -      70,000         -    15.03
Exercised                                 -     (15,000)        -     7.96
Canceled                                  -           -         -        -
-------------------------------------------------------
Outstanding at December 31, 1997    115,000   1,570,250      6.72     9.99
Granted                                   -     167,500         -    16.15
Exercised                                 -     (76,250)        -    10.96
Canceled                                  -    (140,000)        -    13.60
-------------------------------------------------------
Outstanding at December 31, 1998    115,000   1,521,500      6.72    10.29
==========================================================================

The weighted average exercise prices for Class A and Class B exercisable options at June 30, 1996 were $6.72 and $7.36, respectively, and at June 30, 1997 were $6.72 and $7.59, respectively. The weighted average exercise prices for Class A and Class B exercisable options at December 31, 1997 were $6.72 and $8.00, respectively. The following table summarizes information regarding stock options at December 31, 1998:

                           Options Outstanding                Options Exercisable
                   -------------------------------------    ------------------------
                                     Weighted   Weighted                    Weighted
                                      Average    Average                     Average
Range of                 Number     Remaining   Exercise         Number     Exercise
Exercise Prices     Outstanding          Life      Price    Exercisable        Price
------------------------------------------------------------------------------------
Class A
$6.69-$7.38             115,000          1.15       6.72        115,000         6.72

Class B
$5.38-$9.38             960,165          3.50       7.82        877,373         7.67
$10.31-$13.31           116,335          5.56      11.36         56,627        10.95
$13.63-$17.69           445,000          8.40      15.33        100,000        14.79
------------------------------------------------------------------------------------
Total Class B         1,521,500          5.09      10.29      1,034,000         8.54

The following table summarizes transactions related to restricted stock awards:

Restricted Stock Awards Outstanding
---------------------------------------------------------------------------------
                                                                         Class B
---------------------------------------------------------------------------------
Outstanding at June 30, 1995                                             516,250
Awarded                                                                   20,000
Vested                                                                         -
Canceled                                                                 (50,000)
---------------------------------------------------------------------------------
Outstanding at June 30, 1996                                             486,250
Awarded                                                                   68,750
Vested                                                                  (121,564)
Canceled                                                                 (28,125)
---------------------------------------------------------------------------------
Outstanding at June 30, 1997                                             405,311
Awarded                                                                   37,500
Vested                                                                  (115,939)
Canceled                                                                       -
---------------------------------------------------------------------------------
Outstanding at December 31, 1997                                         326,872
Awarded                                                                   46,250
Vested                                                                         -
Canceled                                                                 (42,500)
---------------------------------------------------------------------------------
Outstanding at December 31, 1998                                         330,622
=================================================================================

Effective July 1, 1996, the Company established an Employee Stock Purchase Plan (the "Purchase Plan") to provide substantially all regular full- and part-time employees an opportunity to purchase shares of its Class B stock through payroll deductions up to the lower of 10% of base salary, or $25,000 of fair market value of Class B stock per calendar year (as required by the Internal Revenue Service). The funds are withheld and then used to acquire stock on the last trading day of each quarter, based on the closing price less a 15% discount. Under the Purchase Plan, shares issued upon purchase may be either treasury shares or newly issued shares. At December 31, 1998, an aggregate of 50,000 shares of Class B stock have been authorized under the Purchase Plan, of which a total of approximately 41,500 have been sold to employees.

     Stock options are accounted for under Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations. Accordingly, no compensation expense has been recognized related to these options. Under Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation ("Statement 123"), compensation expense is measured at the grant date based on the fair value of the award and is recognized over the vesting period. The Company has adopted the disclosure-only provisions of Statement 123. Had compensation expense for these options been determined consistent with Statement 123, the Company's net income and basic and diluted EPS would have been reduced to the following pro forma amounts (in thousands, except per share amounts):

                                                Fiscal Year  Six Months   Fiscal Year   Fiscal Year
                                                      Ended       Ended         Ended         Ended
                                                   12/31/98    12/31/97*      6/30/97*      6/30/96*
----------------------------------------------------------------------------------------------------
Net income
 As reported                                      $   4,320   $   1,065      $ 21,394     $   4,252
 Pro forma                                            3,194         658        21,008         4,227
BASIC EPS
 As reported                                           0.21        0.05          1.05          0.21
 Pro forma                                             0.16        0.03          1.03          0.21
DILUTED EPS
 As reported                                           0.21        0.05          1.03          0.21
 Pro forma                                        $    0.15   $    0.03      $   1.02     $    0.21
----------------------------------------------------------------------------------------------------

* Certain reclassifications have been made to conform to the current presentation.

The fair value of each option grant was estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions:

                                   Fiscal Year   Six Months   Fiscal Year   Fiscal Year
                                         Ended        Ended        Ended          Ended
                                      12/31/98     12/31/97       6/30/97       6/30/96
---------------------------------------------------------------------------------------
Risk-free interest rate                   5.63%        6.14%         6.56%         5.98%
Expected stock price volatility          41.47%       40.07%        40.00%        40.00%
Expected dividend yield                      -            -             -             -
---------------------------------------------------------------------------------------

For fiscal years 1996 and 1997, the transition period and fiscal year 1998, an expected life of six years was used for all of the stock options except one as noted below, and the weighted average fair value of options granted was $4.55, $6.87, $7.35 and $7.91, respectively. For one incentive stock option granted in fiscal year 1997 with a shorter term, an expected life of five years was used, and the weighted average fair value of that option was $6.17. For fiscal years 1996 and 1997, the transition period and fiscal year 1998, the weighted average fair value of restricted stock awarded was $8.88, $13.67, $14.05 and $16.14, respectively.

     The pro forma effect on net income for fiscal years 1996 and 1997, the transition period and fiscal year 1998 may not be representative of the pro forma effect on net income in future years as the Statement 123 method of accounting for pro forma compensation expense has not been applied to options granted prior to July 1, 1995.

(O)  ACQUISITIONS

On March 29, 1996, the Company acquired an additional 45% interest in VIPress, publisher of the Polish edition of Playboy magazine, for approximately $315,000, including approximately $85,000 in acquisition costs. Subsequent to this purchase, the Company owned 90% of the capital stock of VIPress. The acquisition was accounted for under the purchase method and, accordingly, the results of VIPress since the date of acquisition have been included in the Company's Consolidated Statements of Operations. Prior to acquiring the additional 45% interest, the investment was accounted for under the equity method and, as such, the Company's proportionate share of net income or loss from VIPress prior to the acquisition was included in nonoperating income or expense. The acquisition resulted in goodwill of approximately $106,000 which is being amortized over five years. The Company's interest in VIPress may be reduced to a minimum of 80% by the end of fiscal year 2000 as a result of shares that may be sold for a nominal amount to two managing minority partners under an incentive plan that requires certain performance objectives to be met. At December 31, 1998, the Company's interest in VIPress was 84%. Pro forma results reflecting this acquisition, assuming it had been made at the beginning of fiscal year 1996, would not be materially different from the results reported.

(P)  CONSOLIDATED STATEMENTS OF CASH FLOWS

Cash paid for interest and income taxes was as follows (in thousands):

                                                 Fiscal Year  Six Months  Fiscal Year  Fiscal Year
                                                    Ended        Ended       Ended        Ended
                                                   12/31/98    12/31/97     6/30/97      6/30/96
--------------------------------------------------------------------------------------------------
Interest                                           $   1,505   $     268     $    480     $    610
Income taxes                                       $   2,367   $   1,545     $  2,293     $  1,851
--------------------------------------------------------------------------------------------------

During the fiscal year ended December 31, 1998, the Company had noncash investing activities related to the sale of an investment. See Note B.

(Q)  LEASE COMMITMENTS

The Company's principal lease commitments are for office space, a satellite transponder used in its domestic pay television operations, and furniture and equipment. The office leases provide for the Company's payment of its proportionate share of operating expenses and real estate taxes in addition to monthly base rent.

     The Company's corporate headquarters located in Chicago were under terms of a 15-year lease, which commenced September 1, 1989. In August 1996, the Company renegotiated this lease on more favorable terms, including a lower base rent which results in savings of approximately $2.0 million over the original term of the lease, combined with the Company obtaining certain expansion options in the building. Further, the lease term was extended three years to 2007, with a renewal option for an additional five years. The Company exercised its options to expand in July 1998 due to growth of the Playboy Online Group. The Entertainment Group's Los Angeles principal office is under terms of a 10-year lease, which commenced April 1, 1992. The Publishing Group's New York office is under a lease with a term of approximately 11 years, which commenced April 1, 1993. The Publishing Group's Los Angeles photography studio is under terms of a 10-year lease, which commenced January 1, 1994. The Catalog Group's suburban Chicago operations facility is under terms of a 10 1/2 year lease, which commenced June 1, 1997. These leases provide for base rent abatements; however, rent expense is being charged to operations on a straight-line basis over the terms of the leases.

     The Company's lease for its current satellite transponder commenced January 1, 1993. This operating lease is for a term of approximately nine years and includes an end-of-lease purchase option.

     The Company leases certain furniture and equipment for use in its operations. The leases are for terms of two to five years and generally include end-of-lease purchase options.

     Rent expense for fiscal year 1998, the transition period and fiscal years 1997 and 1996 was $11,250,000, $5,232,000 $9,611,000 and $9,177,000,
respectively. There was no contingent rent expense or sublease income in any of these periods.

     The minimum commitments at December 31, 1998, under operating leases with noncancelable terms in excess of one year, were as follows (in thousands):

                                                               Operating
Fiscal year ending December 31                                  Leases
------------------------------------------------------------------------
1999                                                             $11,564
2000                                                              11,131
2001                                                               9,812
2002                                                               5,125
2003                                                               4,488
Later years                                                       11,056
------------------------------------------------------------------------
Total minimum lease payments                                     $53,176
========================================================================

(R)  SEGMENT INFORMATION

During fiscal year 1998, the Company adopted the provisions of Statement of Financial Accounting Standards No. 131, Disclosures about Segments of an Enterprise and Related Information ("Statement 131"). Statement 131, which is based on the management approach to segment reporting, includes requirements to report selected segment information quarterly, and annual entity-wide disclosures related to products and services, geographic areas and major customers. The adoption of Statement 131 did not affect results of operations or financial position of the Company, but did affect the disclosure of segment information.

     The Company's six reportable segments are as follows: Publishing, Entertainment, Product Marketing, Catalog, Casino Gaming and Playboy Online. Publishing Group operations include the publication of Playboy magazine; other domestic publishing businesses, comprising newsstand specials, calendars and ancillary businesses; and the licensing of international editions of Playboy magazine. Entertainment Group operations include the production and marketing of programming through domestic Playboy TV, other domestic pay television, international television and worldwide home video businesses as well as the worldwide distribution of programming through AdulTVision and the production or co-production and distribution of feature films. Product Marketing Group operations include licensing the manufacture, sale and distribution of consumer products carrying one or more of the Company's trademarks and the licensing of artwork owned by the Company. Catalog Group operations include the direct marketing of four catalogs: Critics' Choice Video, Collectors' Choice Music, Playboy and Spice. Casino Gaming Group operations include the development of casino gaming opportunities. Playboy Online Group operations include the development and operation of the Company's Internet sites, including Playboy.com, Playboy Cyber Club and e-commerce sites for the Company's catalogs.

     These reportable segments are based on the nature of the products offered. The chief operating decision maker of the Company evaluates performance and allocates resources based on several factors, of which the primary financial measure is segment operating results. The accounting policies of the reportable segments are the same as those described in Note A. The following table represents financial information by reportable segment:

                                          Fiscal Year   Six Months   Fiscal Year   Fiscal Year
                                              Ended        Ended         Ended        Ended
(in thousands)                              12/31/98     12/31/97*      6/30/97*     6/30/96*
---------------------------------------------------------------------------------------------
NET REVENUES (1)
Publishing                                  $ 137,997    $  66,329      $135,710     $ 131,800
Entertainment                                  91,049       37,356        74,716        64,826
Product Marketing                               7,081        4,199         7,968         7,125
Catalog                                        74,393       39,340        75,391        71,634
Casino Gaming                                       -            -             -             -
Playboy Online                                  7,098        2,317         2,838         1,202
----------------------------------------------------------------------------------------------
Total                                       $ 317,618    $ 149,541      $296,623     $ 276,587
==============================================================================================
INCOME (LOSS) BEFORE INCOME TAXES
 AND CUMULATIVE EFFECT OF CHANGE
 IN ACCOUNTING PRINCIPLE
Publishing                                  $   6,332    $   3,898      $  8,665     $   9,041
Entertainment                                  26,165        7,991        18,254         9,204
Product Marketing                                 365        1,614         3,512         3,692
Catalog                                         4,100        1,835         4,630         5,231
Casino Gaming                                  (1,108)        (541)            -             -
Playboy Online                                 (6,528)        (943)         (113)          207
Corporate Administration and Promotion        (24,358)      (9,395)      (19,203)      (17,882)
Investment income                                 127           50            73            88
Interest expense                               (1,551)        (289)         (427)         (680)
Gain on sale of investment                      4,272            -             -             -
Other, net                                       (791)          70          (640)         (452)
----------------------------------------------------------------------------------------------
Total                                       $   7,025    $   4,290      $ 14,751     $   8,449
==============================================================================================
IDENTIFIABLE ASSETS (2) (3)
Publishing                                  $  50,400    $  46,579      $ 37,974     $  41,353
Entertainment                                  85,783       71,353        72,251        57,947
Product Marketing                               5,764        6,589         6,404         5,196
Catalog                                        17,871       18,931        15,338        12,542
Casino Gaming                                   4,416        1,863         2,936         2,499
Playboy Online                                  1,282          636           704           432
Corporate Administration and Promotion         46,591       39,996        39,935        30,900
----------------------------------------------------------------------------------------------
Total                                       $ 212,107    $ 185,947      $175,542     $ 150,869
==============================================================================================
DEPRECIATION AND AMORTIZATION (2) (4)
Publishing                                  $     641    $     325      $  1,046     $     967
Entertainment                                  25,531       11,356        22,027        21,836
Product Marketing                                 155           78           176           217
Catalog                                           464          237           651           639
Casino Gaming                                       -            -             -             -
Playboy Online                                     28            -             -             -
Corporate Administration and Promotion          2,193        1,009         2,573         2,682
----------------------------------------------------------------------------------------------
Total                                       $  29,012    $  13,005      $ 26,473     $  26,341
==============================================================================================

* Certain reclassifications have been made to conform to the current presentation.

(1) Net revenues include revenues attributable to foreign countries of $45,231, $21,292, $42,956 and $35,932 in fiscal year 1998, the transition period and fiscal years 1997 and 1996, respectively. Revenues from individual foreign countries were not material. Revenues are attributed to countries based on the location of customers, except Product Marketing royalties where revenues are attributed based upon the location of licensees.
(2) Substantially all property and equipment and capital expenditures are reflected in Corporate Administration and Promotion; depreciation, however, is allocated to the reporting segments.
(3) Long-lived assets of the Company located in foreign countries were not material.
(4) Amounts include depreciation of property and equipment, amortization of intangible assets, expenses related to the 1995 Stock Incentive Plan and amortization of investments in entertainment programming.

(S)  BENEFIT PLANS

The Company's Employees Investment Savings Plan is a defined contribution plan consisting of two components, a profit sharing plan and a 401(k) plan. The profit sharing plan covers all employees who have completed 12 months of service of at least 1,000 hours. The Company's discretionary contribution to the profit sharing plan is distributed to each eligible employee's account in an amount equal to the ratio of each eligible employee's compensation, subject to Internal Revenue Service limitations, to the total compensation paid to all such employees. Contributions for fiscal year 1998, the transition period and fiscal years 1997 and 1996 were approximately $420,000, $275,000, $1,035,000 and
$620,000, respectively.

     Eligibility for the 401(k) plan is either upon date of hire or after an employee has completed 12 months of service of at least 1,000 hours, depending on the employee's annual salary. The Company makes matching contributions to the 401(k) plan based on each participating employee's contributions and eligible compensation. In fiscal year 1998, the transition period and fiscal year 1997, the maximum matching contributions were 3 1/2%, and in fiscal year 1996 were 2 3/4%, of each employee's eligible compensation, subject to Internal Revenue Service limitations. For fiscal year 1999, the maximum matching contribution will continue to be 3 1/2% of such compensation. The Company's matching contributions for fiscal year 1998, the transition period and fiscal years 1997 and 1996 related to this plan were approximately $1,015,000, $455,000, $920,000 and $630,000, respectively.

     The Company has two non-qualified Deferred Compensation Plans, which permit certain employees and nonemployee directors to annually elect to defer a portion of their compensation. The Deferred Compensation Plan for employees is available to approximately 80 of the Company's most highly compensated employees. The Board's Deferred Compensation Plan is available to nonemployee directors. Effective January 1, 1998, the Company amended both plans which, among other things, increased the maximum deferral percentages, added new investment alternatives, and added a Company match which applies to certain contributions made by employees. Employee participants can defer between 6% and 25% (in 1% increments) of salary, and up to 100% (in 10% increments) of payments due under executive incentive compensation plans or sales commissions. Directors receive annual retainers and meeting fees for their services. Directors may defer between 25% and 100% (in 25% increments) of their annual retainers, or they may be paid in cash, Class B stock, or in a combination thereof, at the director's option. Directors' meeting fees are paid in Class B stock, and can be deferred at the director's option. Amounts deferred under these plans are credited each quarter with (a) interest at a rate equal to the preceding quarter's average composite yield on corporate bonds as published by Moody's Investor's Service, Inc. or (b) earnings equal to the performance of selected mutual funds, depending on the participant's investment allocations. In addition, stock deferrals by the directors track the performance of the Company's Class B stock. A Company match is provided to employees who participate in the Deferred Compensation Plan, at a certain specified minimum level, and whose annual eligible earnings exceed the salary limitation contained in the 401(k) plan. All amounts deferred and earnings credited are 100% vested immediately and are general unsecured obligations of the Company. Such obligations totaled $2,580,000 and $1,722,000 at December 31, 1998 and 1997, respectively, and are included in "Noncurrent liabilities" in the Consolidated Balance Sheets.

(T)  CABLE TELEVISION

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

(U)  QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

The following is a summary of the unaudited quarterly results of operations for fiscal year 1998, the transition period and fiscal year 1997 (in thousands, except per share amounts):

                                                                                   Fiscal Year
                                                     Quarters Ended                      Ended
                                       ------------------------------------------
Fiscal Year Ended December 31, 1998      Mar. 31    June 30  Sept. 30     Dec. 31      12/31/98
-----------------------------------------------------------------------------------------------
Net revenues                           $  71,762  $  77,820  $ 75,655   $  92,381     $ 317,618
Gross profit                              10,002     14,352     9,097      14,689        48,140
Operating income (loss)                    1,244      3,991    (2,442)      2,175         4,968
Net income (loss)                             60      2,079    (2,689)      4,870         4,320
Basic and diluted EPS                       0.00       0.10     (0.13)       0.24          0.21
Common stock price
 Class A high                           16 11/16     18 3/8        17      20 1/4
 Class A low                              13 1/2     15 3/4    11 1/8          11
 Class B high                           17 13/16   19 11/16    18 3/4     22 7/16
 Class B low                           $  14 5/8  $      17  $12 3/16   $  11 7/8

                                                                                     Six Months
                                                                Quarters Ended            Ended
                                                             --------------------
Six Months Ended December 31, 1997                           Sept. 30     Dec. 31      12/31/97
-----------------------------------------------------------------------------------------------
Net revenues                                                 $ 68,214   $  81,327     $ 149,541
Gross profit                                                   11,121      11,762        22,883
Operating income                                                2,328       2,131         4,459
Income before cumulative effect of
 change in accounting principle                                 1,095       1,047         2,142
Net income (loss)                                               1,095         (30)        1,065
Basic and diluted EPS
 Income before cumulative effect of
 change in accounting principle                                  0.05        0.05          0.10
 Net income                                                      0.05        0.00          0.05
Common stock price
 Class A high                                                  13 7/8      15 1/8
 Class A low                                                   10 3/8     12 3/16
 Class B high                                                  15 3/8    16 11/16
 Class B low                                                 $ 10 3/4   $  13 1/2

                                                                                    Fiscal Year
                                                    Quarters Ended                        Ended
                                        -----------------------------------------
Fiscal Year Ended June 30, 1997         Sept. 30    Dec. 31   Mar. 31     June 30       6/30/97
-----------------------------------------------------------------------------------------------
Net revenues                           $  66,224  $  79,779  $ 73,247   $  77,373     $ 296,623
Gross profit                               9,963     13,978    14,394      13,265        51,600
Operating income                           2,429      5,265     4,667       3,384        15,745
Net income                                 1,037      2,825     2,510      15,022        21,394
Basic EPS                                   0.05       0.14      0.12        0.74          1.05
Diluted EPS                                 0.05       0.14      0.12        0.72          1.03
Common stock price
 Class A high                             14 7/8     12 1/2    15 5/8          15
 Class A low                              12 1/4      9 5/8     9 1/2      10 7/8
 Class B high                             15 1/4     12 3/4    16 3/8          16
 Class B low                           $  12 1/8  $   9 1/2  $  9 3/8   $  11 1/4

Net income for the quarter ended December 31, 1998 includes a gain on sale of investment of $4,272. See Note B.

The net loss for the quarter ended December 31, 1997 includes a charge of $1,077 reported as "Cumulative effect of change in accounting principle" as a result of the Company's early adoption of SOP 98-5. See Note D.

Net income for the quarter ended June 30, 1997 includes a federal income tax benefit of $13,486 related to net operating loss and tax credit carryforwards. See Note C.

(V)  RELATED PARTIES

The Company holds less than 20% interests in several investments in international ventures. During fiscal year 1998, the transition period and fiscal years 1997 and 1996, the Company sold approximately $7.0 million, $2.0 million, $3.0 million and $0.7 million, respectively, of entertainment programming to these ventures. As of December 31, 1998 and 1997, the Company had net receivables from these ventures of $5.0 million and $1.5 million, respectively.

(W)  SUBSEQUENT EVENTS

On March 15, 1999, the Company completed its acquisition of Spice, a leading provider of adult television entertainment. For each share of Spice common stock, stockholders of Spice received $3.60 in cash and 0.1133 shares of the Company's Class B stock. The total transaction value, including assumption of debt, was approximately $105 million. Spice stockholders also retained ownership of Directrix, Inc., a former subsidiary of Spice that owns Spice's digital operations center, an option to acquire Emerald Media, Inc. and certain rights to Spice's library of adult films.

     In connection with the Company's acquisition of Spice, the Company entered into a new credit agreement dated as of February 26, 1999 for borrowings of up to $150.0 million. The new agreement provided financing (a) to purchase all of the outstanding shares of Spice and to pay related acquisition costs, (b) to repay the existing debt of the Company and Spice, and (c) to fund future general working capital and investment needs.

     The new agreement consists of three components: a $40.0 million revolving credit facility with a $10.0 million letter of credit sublimit; a $35.0 million tranche A term loan; and a $75.0 million tranche B term loan. The revolving credit facility and tranche A term loan mature on March 15, 2004. The tranche B term loan matures on March 15, 2006. Loans bear interest at a rate equal to specified index rates plus margins that fluctuate based on the Company's ratio of consolidated debt to consolidated adjusted EBITDA. The Company's obligations under the agreement are unconditionally guaranteed by each of the Company's existing and subsequently acquired domestic restricted subsidiaries (all domestic subsidiaries except Playboy Online, Inc.). The agreement and related guarantees are collateralized by substantially all of the Company's and domestic restricted subsidiaries' assets.

     The agreement contains financial covenants requiring the Company to maintain certain leverage, cash flow, interest coverage and fixed charge coverage ratios. Other covenants include limitations on other indebtedness, investments, capital expenditures and dividends. The agreement also requires mandatory prepayments with net cash proceeds resulting from excess cash flow, asset sales and the issuance of certain debt obligations or equity securities, with certain exceptions as described in the agreement.

REPORT OF INDEPENDENT ACCOUNTANTS

To the Shareholders and Board of Directors
Playboy Enterprises, Inc.

     In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, of shareholders' equity and of cash flows present fairly, in all material respects, the financial position of Playboy Enterprises, Inc. and its subsidiaries as of December 31, 1998 and 1997, and the results of their operations and their cash flows for the fiscal year ended December 31, 1998, the six-month transition period ended December 31, 1997, and the two fiscal years ended June 30, 1997 and 1996, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

     As discussed in Note D to the Consolidated Financial Statements, the Company changed its method of recognizing costs related to start-up activities in the six-month transition period ended December 31, 1997.

PricewaterhouseCoopers  LLP

Chicago, Illinois
February 9, 1999, except for Note W which is dated March 15, 1999

REPORT OF MANAGEMENT

     The consolidated financial statements and all related financial information in this Form 10-K Annual Report are the responsibility of the Company. The financial statements, which include amounts based on judgments, have been prepared in accordance with generally accepted accounting principles. Other financial information in this Form 10-K Annual Report is consistent with that in the financial statements.

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

     PricewaterhouseCoopers LLP, independent accountants, have audited and reported on the Company's consolidated financial statements. Their audits were performed in accordance with generally accepted auditing standards.

     The Audit Committee of the Board of Directors, composed of three nonmanagement directors, meets periodically with PricewaterhouseCoopers LLP, management representatives and the Company's internal auditor to review internal accounting control and auditing and financial reporting matters. Both PricewaterhouseCoopers LLP and the internal auditor have unrestricted access to the Audit Committee and may meet with it without management representatives being present.

Christie A. Hefner
Chairman of the Board and Chief Executive Officer
(Principal Executive Officer)

Linda G. Havard
Executive Vice President, Finance and Operations, and Chief Financial Officer
(Principal Financial and Accounting Officer)

Item 9.  Changes in and Disagreements With Accountants on Accounting and
------   ---------------------------------------------------------------
         Financial Disclosure
         --------------------

None

                                   PART III

     Information required by Items 10, 11, 12 and 13 is contained in the registrant's Notice of Annual Meeting of Stockholders and Proxy Statement (to be filed) relating to the Annual Meeting of Stockholders to be held in May 1999, which will be filed within 120 days after the close of the registrant's fiscal year ended December 31, 1998, and is incorporated herein by reference.

                                    PART IV

Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K
-------  ----------------------------------------------------------------

(a)  Certain Documents Filed as Part of the Form 10-K

     Financial Statements of the registrant and report of independent accountants following are as set forth under Item 8 of this Form 10-K Annual Report:


                                                                                                          Page
                                                                                                          ----
        Consolidated Statements of Operations - Fiscal Year Ended December 31, 1998,
        Six-Month Transition Period Ended December 31, 1997 and Fiscal Years Ended
        June 30, 1997 and 1996                                                                               41

        Consolidated Balance Sheets - December 31, 1998
        and 1997                                                                                             42

       Consolidated Statements of Shareholders' Equity - Fiscal Year Ended
       December 31, 1998, Six-Month Transition Period Ended December 31, 1997
       and Fiscal Years Ended June 30, 1997 and 1996                                                         43

       Consolidated Statements of Cash Flows - Fiscal Year Ended December 31, 1998,
       Six-Month Transition Period Ended December 31, 1997 and Fiscal Years Ended
       June 30, 1997 and 1996                                                                                44

       Notes to Consolidated Financial Statements                                                         45-61

       Report of Independent Accountants                                                                     62

       Report of Independent Accountants on Financial
       Statement Schedule                                                                                    78

       Schedule II - Valuation and Qualifying Accounts                                                       79

(b)  Reports on Form 8-K

     During the quarter ended December 31, 1998, the Company filed a Form 8-K Current Report dated December 22, 1998 under Item 5 of the report. The purpose of this report was to announce that the Company had entered into an agreement to create Playboy TV International, LLC, a joint venture with Cisneros that will create television channels worldwide (outside of the United States and Canadian territories).

     During the quarter ended December 31, 1998, the Company filed a Form 8-K Current Report dated December 23, 1998 under Item 5 of the report. The purpose of this report was to announce that the Company has no present plans for a public stock offering of its Internet business.

(c)  Exhibits

    2.1 Agreement and Plan of Merger, dated as of May 29, 1998, by and among Playboy Enterprises, Inc., New Playboy, Inc., Playboy Acquisition Corp., Spice Acquisition Corp. and Spice Entertainment Companies, Inc. (incorporated by reference to Exhibit 2.1 from the Company's Registration Statement No. 333-68139 on Form S-4 dated December 1, 1998 (the "December 1, 1998 Form S-4"))

   2.2 Amendment, dated as of November 16, 1998, to the Agreement and Plan of Merger by and among Playboy Enterprises, Inc., New Playboy, Inc., Playboy Acquisition Corp., Spice Acquisition Corp. and Spice Entertainment Companies, Inc. (incorporated by reference to Exhibit
          2.2 from the December 1, 1998 Form S-4)
   2.3 Amendment, dated as of February 26, 1999, to the Agreement and Plan of Merger by and among Playboy Enterprises, Inc., New Playboy, Inc., Playboy Acquisition Corp., Spice Acquisition Corp. and Spice Entertainment Companies, Inc. (incorporated by reference to Exhibit
          2.1 from the Current Report on Form 8-K dated March 9, 1999 (the "March 9, 1999 Form 8-K"))
   3.1 Amended and Restated Certificate of Incorporation of the Company (incorporated by reference to Exhibit 3.1 from the Current Report on Form 8-K dated March 15, 1999 (the "March 15, 1999 Form 8-K"))
   3.2 Certificate of Amendment of the Amended and Restated Certificate of Incorporation of the Company, dated March 15, 1999 (incorporated by reference to Exhibit 3.2 from the March 15, 1999 Form 8-K)
   3.3 Certificate of Amendment of the Amended and Restated Certificate of Incorporation of the Company, dated March 15, 1999 (incorporated by reference to Exhibit 3.3 from the March 15, 1999 Form 8-K)
   3.4 Amended and Restated Bylaws of the Company (incorporated by reference to Exhibit 3.4 from the March 15, 1999 Form 8-K)
 #10.1 Playboy Magazine Printing and Binding Agreement dated as of October 22, 1997 between Playboy Enterprises, Inc. and Quad/Graphics, Inc. (incorporated by reference to Exhibit 10.4 from the Company's transition period report on Form 10-K for the six months ended December 31, 1997 (the "Transition Period Form 10-K"))
  10.2 Playboy Magazine Distribution Agreement dated as of May 27, 1997 between Playboy Enterprises, Inc. and Warner Publisher Services, Inc. (incorporated by reference to Exhibit 10.4 from the Company's annual report on Form 10-K for the year ended June 30, 1997 (the "1997 Form 10-K"))
  10.3    Playboy Magazine Subscription Fulfillment Agreement
          a July 1, 1987 agreement between Communication Data Services, Inc. and Playboy Enterprises, Inc. (incorporated by reference to Exhibit 10.12(a) from the Company's annual report on Form 10-K for the year ended June 30, 1992 (the "1992 Form 10-K"))
          b Amendment dated as of June 1, 1988 to said Fulfillment Agreement (incorporated by reference to Exhibit 10.12(b) from the Company's annual report on Form 10-K for the year ended June 30, 1993 (the "1993 Form 10-K"))
          c Amendment dated as of July 1, 1990 to said Fulfillment Agreement (incorporated by reference to Exhibit 10.12(c) from the Company's annual report on Form 10-K for the year ended June 30, 1991 (the "1991 Form 10-K"))
          d Amendment dated as of July 1, 1996 to said Fulfillment Agreement (incorporated by reference to Exhibit 10.5(d) from the Company's annual report on Form 10-K for the year ended June 30, 1996 (the "1996 Form 10-K"))
         #e Amendment dated July 7, 1997 to said Fulfillment Agreement (incorporated by reference to Exhibit 10.6(e) from the Transition Period Form 10-K)
  10.4 Transponder Lease Agreement dated as of December 31, 1992 between Playboy Entertainment Group, Inc. and General Electric Capital Corporation (incorporated by reference to Exhibit 10.3 from the Company's quarterly report on Form 10-Q for the quarter ended December 31, 1992 (the "December 31, 1992 Form 10-Q"))
  10.5 Distribution License to Exploit Home Video Rights effective October 1, 1991 between Playboy Video Enterprises, Inc. and Uni Distribution Corp. (incorporated by reference to Exhibit 10.16 from the 1991 Form 10-K)
  10.6 Distribution Agreement between Playboy Entertainment Group, Inc. and Universal Music & Video Distribution (formerly Uni Distribution Corp.) regarding licensing and sale of domestic home video product a Agreement dated as of March 24, 1995 (incorporated by reference to Exhibit 10.8 from the Company's annual report on Form 10-K for the year ended June 30, 1995 (the "1995 Form 10-K"))
          b Amendment to March 24, 1995 agreement dated February 28, 1997 (incorporated by reference to Exhibit 10.6 from the Company's quarterly report on Form 10-Q for the quarter ended March 31, 1997 (the "March 31, 1997 Form 10-Q"))
         #c    Agreement dated June 5, 1998 (incorporated by reference to
               Exhibit 10.1 from the Company's quarterly report on Form 10-Q for the quarter ended June 30, 1998 (the "June 30, 1998 Form 10-Q"))

  10.7 Agreements effective November 1, 1995 between Playboy Entertainment Group, Inc., Continental Shelf 16 Limited, Precis (1378) Limited and Playboy TV/Benelux Limited regarding the establishment of a Playboy TV pay television service in the United Kingdom (incorporated by reference to Exhibit 10.9 from the 1996 Form 10-K)
  10.8 Agreements between Playboy Entertainment Group, Inc. and Tohokushinsha Film Corporation regarding the establishment of a Playboy TV pay television service in Japan
          a    Memorandum of Agreement and Amendment dated July 31, 1995
          b    Amendment to July 31, 1995 agreement dated March 26, 1996
          (items (a) and (b) incorporated by reference to Exhibits 10.10(a) and
          (b), respectively, from the 1996 Form 10-K)
  10.9 Agreements between Playboy Entertainment Group, Inc. and Bloomfield Mercantile Inc. related to establishing international networks in Latin America, Spain and Portugal
          #a   Agreement outline as of March 29, 1996
          #b   Letter agreement dated January 13, 1997
          (items (a) and (b) incorporated by reference to Exhibits 10.4(a) and
          (b), respectively, from the March 31, 1997 Form 10-Q)
  10.10 Letter Agreement, in reference to the Letter Agreement dated January 13, 1997, between Playboy Entertainment Group, Inc. and Bloomfield Mercantile Inc. regarding Playboy Television programming in Scandinavia dated as of July 31, 1997 (incorporated by reference to
          Exhibit 10.4 from the Company's quarterly report on Form 10-Q for the quarter ended September 30, 1997 (the "September 30, 1997 Form 10-Q"))
  #10.11 Letter Agreement dated October 20, 1997 between Playboy Entertainment Group, Inc., Bloomfield Mercantile Inc. and White Oak Enterprises, Ltd. related to establishing international networks in Germany and Scandinavia (incorporated by reference to Exhibit 10.14 from the Transition Period Form 10-K)
  #10.12 Memorandum of Agreement as of July 29, 1997 between Playboy Entertainment Group, Inc. and the Modern Times Group related to broadcasting a pay television service known as Playboy TV/Scandinavia (incorporated by reference to Exhibit 10.2 from the September 30, 1997 Form 10-Q)
  #10.13 Memorandum of Understanding as of February 26, 1997 between Playboy Entertainment Group, Inc. and Daewoo Corporation related to establishing international networks in South Korea (incorporated by reference to Exhibit 10.5 from the March 31, 1997 Form 10-Q)
  10.14 Deal Memorandum dated June 22, 1995 between Playboy Networks Worldwide and TVN regarding distribution and services related to the AdulTVision pay television service (incorporated by reference to Exhibit 10.11 from the 1996 Form 10-K)
  10.15 Distribution Agreements between Playboy Entertainment Group, Inc., Orion Home Video and Metro-Goldwyn-Mayer Studios Inc. regarding the distribution of certain home video programs and product
          a    Agreement dated June 27, 1996 (incorporated by reference to
               Exhibit 10.12 from the 1996 Form 10-K)
          b    First Amendment to June 27, 1996 agreement dated July 29, 1996
               (incorporated by reference to Exhibit 10.7 from the March 31,
               1997 Form 10-Q)
         #c    Second Amendment to June 27, 1996 agreement dated December 31,
               1997 (incorporated by reference to Exhibit 10.18(c) from the
               Transition Period Form 10-K)
  10.16 Letter Agreement dated as of January 5, 1998 between Playboy Entertainment Group, Inc. and Metro-Goldwyn-Mayer Studios Inc. in reference to Metro-Goldwyn-Mayer Studios Inc. assuming full right, power and authority over certain distribution and production agreements on behalf of other parties (incorporated by reference to
          Exhibit 10.19 from the Transition Period Form 10-K)
  10.17 Affiliation Agreement between Playboy Entertainment Group, Inc. and DirecTV, Inc. regarding the satellite distribution of Playboy TV
          a    Agreement dated November 15, 1993
          b    First Amendment to November 15, 1993 agreement dated as of April
               19, 1994
          c    Second Amendment to November 15, 1993 agreement dated as of July
               26, 1995
          (items (a), (b) and (c) incorporated by reference to Exhibits 10.13(a), (b) and (c), respectively, from the 1996 Form 10-K)
         #d    Third Amendment to November 15, 1993 agreement dated August 26,
               1997 (incorporated by reference to Exhibit 10.3 from the September 30, 1997 Form 10-Q)
#10.18 DBS License Agreement dated April 1, 1997 between Playboy Entertainment Group, Inc. and PrimeStar Partners, L.P. regarding the satellite distribution of Playboy TV or any other service mark that retains a Playboy Mark (incorporated by reference to Exhibit 10.1 from the Company's quarterly report on Form 10-Q for the quarter ended March 31, 1998 (the "March 31, 1998 Form 10-Q"))

  10.19 Product License Agreements between Playboy Enterprises, Inc. and Chaifa Investment, Limited
          a    Agreement dated September 26, 1989 related to the Hong Kong territory
          b    Agreement dated March 4, 1991 related to the People's Republic of
               China territory
          c    Amendment dated July 21, 1992 related to the March 4, 1991 agreement
          d    Amendment dated August 17, 1993 related to the agreements dated
               September 26, 1989 and March 4, 1991
          e    Amendment dated January 23, 1996 related to the agreements dated
               September 26, 1989 and March 4, 1991
          (items (a) through (e) incorporated by reference to Exhibits 10.16(a) through (e), respectively, from the 1996 Form 10-K)
          f    Amendment dated May 12, 1997 related to the agreements dated
               September 26, 1989 and March 4, 1991 (incorporated by reference to Exhibit 10.18(f) from the 1997 Form 10-K)
  10.20   Warner Home Video/Critics' Choice Direct Marketing License Agreements
          a    Agreement dated February 22, 1994 regarding purchase of Turner product
          b    Agreement dated February 22, 1994 regarding purchase of non-
               Turner product
          (items (a) and (b) incorporated by reference to Exhibits 10.10 and 10.11, respectively, from the 1995 Form 10-K)
          c    Agreement dated June 28, 1996 regarding purchase of Turner and non-Turner product (incorporated by reference to Exhibit 10.15(c)
               from the 1996 Form 10-K)
  10.21   Credit Agreement
          a    Credit Agreement, dated as of February 26, 1999, among New
               Playboy, Inc., PEI Holdings, Inc., the Lenders named in this
               Credit Agreement, ING (U.S.) Capital LLC, as Syndication Agent,
               and Credit Suisse First Boston, as Administrative Agent, as
               Collateral Agent and as Issuing Bank
          b    Subsidiary Guarantee Agreement, dated as of March 15, 1999, among certain subsidiaries of Playboy Enterprises, Inc. and Credit
               Suisse First Boston, as Collateral Agent
          c    Indemnity, Subrogation and Contribution Agreement, dated as of
               March 15, 1999, among Playboy Enterprises, Inc., PEI Holdings,
               Inc., certain other subsidiaries of Playboy Enterprises, Inc., and Credit Suisse First Boston, as Collateral Agent
          d    Pledge Agreement, dated as of March 15, 1999, among Playboy
               Enterprises, Inc., PEI Holdings, Inc., certain other subsidiaries of Playboy Enterprises, Inc., and Credit Suisse First Boston, as
               Collateral Agent
          e    Security Agreement, dated as of March 15, 1999, among Playboy
               Enterprises, Inc., PEI Holdings, Inc., certain other subsidiaries of Playboy Enterprises, Inc., and Credit Suisse First Boston, as
               Collateral Agent
  10.22   Revolving Line of Credit
          a    Credit Agreement dated as of February 10, 1995 by and among
               Playboy Enterprises, Inc., Harris Trust and Savings Bank and
               LaSalle National Bank
          b    First Amendment to February 10, 1995 Credit Agreement dated as of
               March 31, 1995
          (items (a) and (b) incorporated by reference to Exhibits 10.12(a) and
          (b), respectively, from the 1995 Form 10-K)
          c    Second Amendment to February 10, 1995 Credit Agreement dated as of March 5, 1996 (incorporated by reference to Exhibit 10.17(c)
               from the 1996 Form 10-K)
          d    Third Amendment to February 10, 1995 Credit Agreement dated as of
               September 11, 1997 but effective as of July 8, 1997 (incorporated by reference to Exhibit 10.19(d) from the 1997 Form 10-K)
          e    Fourth Amendment to February 10, 1995 Credit Agreement dated as of November 5, 1998 but effective as of September 30, 1998
               (incorporated by reference to Exhibit 10.1 from the Company's quarterly report on Form 10-Q for the quarter ended September 30,
               1998 (the "September 30, 1998 Form 10-Q"))
          f    Fifth Amendment to February 10, 1995 Credit Agreement dated as of
               December 31, 1998
          g    Sixth Amendment to February 10, 1995 Credit Agreement dated as of
               March 5, 1999
  10.23 Playboy Mansion West Lease Agreement, as amended, between Playboy Enterprises, Inc. and Hugh M. Hefner
          a    Letter of Interpretation of Lease
          b    Agreement of lease
          (items (a) and (b) incorporated by reference to Exhibits 10.3(a) and (b), respectively, from the 1991 Form 10-K)
          c    Amendment to lease agreement dated as of January 12, 1998
               (incorporated by reference to Exhibit 10.2 from the March 31, 1998 Form 10-Q)

  10.24   Los Angeles Offices Lease Documents
          a    Office lease dated as of July 25, 1991 between Playboy
               Enterprises, Inc. and Beverly Mercedes Place, Ltd. (incorporated by reference to Exhibit 10.6(c) from the 1991 Form 10-K)
          b    Amendment to July 25, 1991 lease dated June 26, 1996
          c    Amendment to July 25, 1991 lease dated September 12, 1996
          (items (b) and (c) incorporated by reference to Exhibits 10.19(b) and
          (c), respectively, from the 1996 Form 10-K)
          d    Office lease dated January 6, 1999 between 5055 Wilshire Limited
               Partnership and Playboy Enterprises, Inc.
  10.25   Chicago Office Lease Documents
          a    Office Lease dated April 7, 1988 by and between Playboy
               Enterprises, Inc. and LaSalle National Bank as Trustee under
               Trust No. 112912 (incorporated by reference to Exhibit 10.7(a)
               from the 1993 Form 10-K)
          b    First Amendment to April 7, 1988 lease dated October 26, 1989
               (incorporated by reference to Exhibit 10.15(b) from the 1995 Form
               10-K)
          c    Second Amendment to April 7, 1988 lease dated June 1, 1992
               (incorporated by reference to Exhibit 10.1 from the December 31,
               1992 Form 10-Q)
          d    Third Amendment to April 7, 1988 lease dated August 30, 1993
               (incorporated by reference to Exhibit 10.15(d) from the 1995 Form
               10-K)
          e    Fourth Amendment to April 7, 1988 lease dated August 6, 1996
               (incorporated by reference to Exhibit 10.20(e) from the 1996 Form
               10-K)
          f    Fifth Amendment to April 7, 1988 lease dated March 19, 1998
               (incorporated by reference to Exhibit 10.3 from the March 31,
               1998 Form 10-Q)
  10.26 New York Office Lease Agreement dated August 11, 1992 between Playboy Enterprises, Inc. and Lexington Building Co. (incorporated by reference to Exhibit 10.9(b) from the 1992 Form 10-K)
  10.27   Itasca Warehouse Lease Documents
          a    Agreement dated as of September 6, 1996 between Centerpoint
               Properties Corporation and Playboy Enterprises, Inc.
               (incorporated by reference to Exhibit 10.23 from the 1996 Form
               10-K)
          b    Amendment to September 6, 1996 lease dated June 1, 1997
               (incorporated by reference to Exhibit 10.25(b) from the 1997 Form
               10-K)
  *10.28  Selected Company Remunerative Plans
          a    Executive Protection Program dated March 1, 1990 (incorporated by reference to Exhibit 10.18(c) from the 1995 Form 10-K)
          b    Amended and Restated Deferred Compensation Plan for Employees
               effective January 1, 1998
          c    Amended and Restated Deferred Compensation Plan for Board of
               Directors' effective January 1, 1998
          (items (b) and (c) incorporated by reference to Exhibits 10.2(a) and
          (b), respectively, from the June 30, 1998 Form 10-Q)
  *10.29  1989 Option Plan
          a    Playboy Enterprises, Inc. 1989 Stock Option Plan, as amended, For
               Key Employees (incorporated by reference to Exhibit 10.4(mm) from the 1991 Form 10-K)
          b    Playboy Enterprises, Inc. 1989 Stock Option Agreement
          c    Letter dated July 18, 1990 pursuant to the June 7, 1990
               recapitalization regarding adjustment of options
          (items (b) and (c) incorporated by reference to Exhibits 10.19(c) and
          (d), respectively, from the 1995 Form 10-K)
          d    Consent and Amendment regarding the 1989 Option Plan
               (incorporated by reference to Exhibit 10.4(aa) from the 1991 Form
               10-K)
  *10.30  1991 Directors' Plan
          a    Playboy Enterprises, Inc. 1991 Non-Qualified Stock Option Plan
               for Non-Employee Directors, as amended
          b    Playboy Enterprises, Inc. 1991 Non-Qualified Stock Option
               Agreement for Non-Employee Directors
          (items (a) and (b) incorporated by reference to Exhibits 10.4(rr) and
          (nn), respectively, from the 1991 Form 10-K)
  *10.31  1995 Stock Incentive Plan
          a    Amended and Restated Playboy Enterprises, Inc. 1995 Stock
               Incentive Plan (incorporated by reference to Exhibit 10.1 from the March 31, 1997 Form 10-Q)
          b    Form of Non-Qualified Stock Option Agreement for Non-Qualified
               Stock Options which may be granted under the Plan
          c    Form of Incentive Stock Option Agreement for Incentive Stock
               Options which may be granted under the Plan
          d    Form of Restricted Stock Agreement for Restricted Stock issued under the Plan
          (items (b), (c) and (d) incorporated by reference to Exhibits 4.3, 4.4 and 4.5, respectively, from the Company's Registration Statement No. 33-58145 on Form S-8 dated March 20, 1995 (the "March 20, 1995 Form S-8"))
          e    Form of Section 162(m) Restricted Stock Agreement for Section
               162(m) Restricted Stock issued under the Plan (incorporated by reference to Exhibit 10.1(e) from the 1997 Form 10-K)
  *10.32  1997 Directors' Plan
          a    1997 Equity Plan for Non-Employee Directors of Playboy
               Enterprises, Inc., as amended (incorporated by reference to
               Exhibit 10.3(a) from the Transition Period Form 10-K)
          b    Form of Restricted Stock Agreement for Restricted Stock issued under the Plan (incorporated by reference to Exhibit 10.1(b) from the September 30, 1997 Form 10-Q)
  *10.33 Form of Nonqualified Option Agreement between Playboy Enterprises, Inc. and each of Dennis S. Bookshester and Sol Rosenthal (incorporated by reference to Exhibit 4.4 from the Company's Registration Statement No. 333-30185 on Form S-8 dated November 13, 1996 (the "November 13, 1996 Form S-8"))
  *10.34 Playboy Enterprises, Inc. Employee Stock Purchase Plan, as amended and restated (incorporated by reference to Exhibit 10.2 from the March 31, 1997 Form 10-Q)
  *10.35  Selected Employment, Termination and Other Agreements
          a    Playboy Enterprises, Inc. Severance Agreement (incorporated by reference to Exhibit 10.4(vv) from the 1991 Form 10-K)
          b    Employment Agreement dated May 21, 1992 between Playboy
               Enterprises, Inc. and Anthony J. Lynn (incorporated by reference to Exhibit 10.4(bbb) from the 1992 Form 10-K)
          c    Amendment dated August 15, 1996 regarding the Employment
               Agreement dated May 21, 1992 between Playboy Enterprises, Inc.
               and Anthony J. Lynn (incorporated by reference to Exhibit
               10.25(i) from the 1996 Form 10-K)
          d    Agreement dated October 16, 1996 amending the Employment
               Agreement dated May 21, 1992 between Playboy Enterprises, Inc.
               and Anthony J. Lynn
          e    Playboy Enterprises, Inc. Incentive Compensation Plan for Anthony
               J. Lynn
          (items (d) and (e) incorporated by reference to Exhibits 10.3(a) and
          (b), respectively, from the March 31, 1997 Form 10-Q)
          f    Letter Agreement dated September 4, 1997 regarding Anthony J.
               Lynn's waiver of fiscal year ended June 30, 1998 base salary increase (incorporated by reference to Exhibit 10.27(s) from the
               1997 Form 10-K)
          g    Memorandum dated October 11, 1996 regarding special compensation plan for Herb Laney
          h    Playboy Enterprises, Inc. Incentive Compensation Plan for Herbert
               M. Laney
          i    Letter Agreement dated April 18, 1997 regarding employment of
               Linda Havard
          (items (g), (h) and (i) incorporated by reference to Exhibits 10.3(c),
          (d) and (f), respectively, from the March 31, 1997 Form 10-Q)
          j    Letter Agreement dated September 25, 1997 regarding employment of
               Helen Isaacson
          k    Letter Agreement dated September 26, 1997 regarding employment of
               Garry Saunders
          (items (j) and (k) incorporated by reference to Exhibits 10.5(a) and
          (b), respectively, from the September 30, 1997 Form 10-Q)
         #l    Letter Agreements dated March 16, 1998 and July 20, 1998
               regarding employment of Buford Smith (incorporated by reference to Exhibit 10.3(a) from the June 30, 1998 Form 10-Q)
  21      Subsidiaries
  23      Consent of Independent Public Accountants
  27      Financial Data Schedule

________
*   Indicates management compensation plan
# Certain information omitted pursuant to a request for confidential treatment filed separately with and granted by the Securities and Exchange Commission (the "SEC")

(d) Financial Statement Schedules

    See Item 14(a) above

                                  SIGNATURES

   Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                           PLAYBOY ENTERPRISES, INC.


March 22, 1999                             By /s/ Linda Havard
                                              --------------------------------
                                                  Linda G. Havard
                                                  Executive Vice President,
                                                  Finance and Operations,
                                                  and Chief Financial Officer
                                                  (Authorized Officer)

   Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


/s/ Christie A. Hefner                     March 19, 1999
---------------------------------------
Christie A. Hefner
Chairman of the Board,
Chief Executive Officer and Director
(Principal Executive Officer)

/s/ Richard S. Rosenzweig                  March 22, 1999
---------------------------------------
Richard S. Rosenzweig
Executive Vice President and Director

/s/ Dennis S. Bookshester                  March 22, 1999
---------------------------------------
Dennis S. Bookshester
Director

/s/ David I. Chemerow                      March 22, 1999
---------------------------------------
David I. Chemerow
Director

/s/ Donald G. Drapkin                      March 23, 1999
---------------------------------------
Donald G. Drapkin
Director

/s/ Sol Rosenthal                          March 22, 1999
---------------------------------------
Sol Rosenthal
Director

/s/ Sir Brian Wolfson                      March 23, 1999
---------------------------------------
Sir Brian Wolfson
Director

/s/ Linda Havard                           March 22, 1999
---------------------------------------
Linda G. Havard
Executive Vice President,
Finance and Operations,
and Chief Financial Officer
(Principal Financial and
Accounting Officer)

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


Exhibit                                                             Sequentially
Number       Description                                           Numbered Page
------       -----------                                           -------------
  2.1 Agreement and Plan of Merger, dated as of May 29, 1998, by and among Playboy Enterprises, Inc., New Playboy,
          Inc., Playboy Acquisition Corp., Spice Acquisition
          Corp. and Spice Entertainment Companies, Inc.
          (incorporated by reference to Exhibit 2.1 from the December 1, 1998 Form S-4)

  2.2 Amendment, dated as of November 16, 1998, to the Agreement and Plan of Merger by and among Playboy
          Enterprises, Inc., New Playboy, Inc., Playboy
          Acquisition Corp., Spice Acquisition Corp. and Spice
          Entertainment Companies, Inc. (incorporated by reference to Exhibit 2.2 from the December 1, 1998 Form
          S-4)

  2.3 Amendment, dated as of February 26, 1999, to the Agreement and Plan of Merger by and among Playboy
          Enterprises, Inc., New Playboy, Inc., Playboy
          Acquisition Corp., Spice Acquisition Corp. and Spice
          Entertainment Companies, Inc. (incorporated by reference to Exhibit 2.1 from the March 9, 1999 Form 8-
          K)

  3.1 Amended and Restated Certificate of Incorporation of the Company (incorporated by reference to Exhibit 3.1 from the March 15, 1999 Form 8-K)

  3.2     Certificate of Amendment of the Amended and Restated
          Certificate of Incorporation of the Company, dated
          March 15, 1999 (incorporated by reference to Exhibit
          3.2 from the March 15, 1999 Form 8-K)

  3.3     Certificate of Amendment of the Amended and Restated
          Certificate of Incorporation of the Company, dated
          March 15, 1999 (incorporated by reference to Exhibit
          3.3 from the March 15, 1999 Form 8-K)

  3.4     Amended and Restated Bylaws of the Company
          (incorporated by reference to Exhibit 3.4 from the March 15, 1999 Form 8-K)

#10.1 Playboy Magazine Printing and Binding Agreement dated as of October 22, 1997 between Playboy Enterprises, Inc. and Quad/Graphics, Inc. (incorporated by reference to Exhibit 10.4 from the Transition Period Form 10-K)

 10.2     Playboy Magazine Distribution Agreement dated as of May
          27, 1997 between Playboy Enterprises, Inc. and Warner
          Publisher Services, Inc. (incorporated by reference to
          Exhibit 10.4 from the 1997 Form 10-K)

 10.3     Playboy Magazine Subscription Fulfillment Agreement
          a July 1, 1987 agreement between Communication Data Services, Inc. and Playboy Enterprises, Inc. (incorporated by reference to Exhibit 10.12(a) from the 1992 Form 10-K)
          b Amendment dated as of June 1, 1988 to said Fulfillment Agreement (incorporated by reference to Exhibit 10.12(b) from the 1993 Form 10-K)
          c Amendment dated as of July 1, 1990 to said Fulfillment Agreement (incorporated by reference to Exhibit 10.12(c) from the 1991 Form 10-K)
          d Amendment dated as of July 1, 1996 to said Fulfillment Agreement (incorporated by reference to Exhibit 10.5(d) from the 1996 Form 10-K)
         #e Amendment dated July 7, 1997 to said Fulfillment Agreement (incorporated by reference to Exhibit 10.6(e) from the Transition Period Form 10-K)

  10.4 Transponder Lease Agreement dated as of December 31, 1992 between Playboy Entertainment Group, Inc. and General Electric Capital Corporation (incorporated by reference to Exhibit 10.3 from the December 31, 1992 Form 10-Q)

  10.5 Distribution License to Exploit Home Video Rights effective October 1, 1991 between Playboy Video
          Enterprises, Inc. and Uni Distribution Corp.
          (incorporated by reference to Exhibit 10.16 from the 1991 Form 10-K)

  10.6 Distribution Agreement between Playboy Entertainment Group, Inc. and Universal Music & Video Distribution (formerly Uni Distribution Corp.) regarding licensing and sale of domestic home video product a Agreement dated as of March 24, 1995 (incorporated by reference to Exhibit 10.8 from the 1995 Form 10-
               K)
          b Amendment to March 24, 1995 agreement dated February 28, 1997 (incorporated by reference to
               Exhibit 10.6 from the March 31, 1997 Form 10-Q)
         #c Agreement dated June 5, 1998 (incorporated by reference to Exhibit 10.1 from the June 30, 1998 Form 10-Q)

  10.7 Agreements effective November 1, 1995 between Playboy Entertainment Group, Inc., Continental Shelf 16 Limited, Precis (1378) Limited and Playboy TV/Benelux Limited regarding the establishment of a Playboy TV pay television service in the United Kingdom (incorporated by reference to Exhibit 10.9 from the 1996 Form 10-K)

  10.8    Agreements between Playboy Entertainment Group, Inc.
          and Tohokushinsha Film Corporation regarding the
          establishment of a Playboy TV pay television service in
          Japan
          a    Memorandum of Agreement and Amendment dated July 31, 1995
          b    Amendment to July 31, 1995 agreement dated March
               26, 1996
          (items (a) and (b) incorporated by reference to Exhibits 10.10(a) and (b), respectively, from the 1996 Form 10-K)

  10.9    Agreements between Playboy Entertainment Group, Inc.
          and Bloomfield Mercantile Inc. related to establishing
          international networks in Latin America, Spain and
          Portugal
          #a   Agreement outline as of March 29, 1996
          #b   Letter agreement dated January 13, 1997
          (items (a) and (b) incorporated by reference to Exhibits
          10.4(a) and (b), respectively, from the March 31, 1997 Form 10-Q)

 10.10 Letter Agreement, in reference to the Letter Agreement dated January 13, 1997, between Playboy Entertainment Group, Inc. and Bloomfield Mercantile Inc. regarding Playboy Television programming in Scandinavia dated as of July 31, 1997 (incorporated by reference to Exhibit
          10.4 from the September 30, 1997 Form 10-Q)

#10.11 Letter Agreement dated October 20, 1997 between Playboy Entertainment Group, Inc., Bloomfield Mercantile Inc. and White Oak Enterprises, Ltd. related to establishing international networks in Germany and Scandinavia (incorporated by reference to Exhibit 10.14 from the Transition Period Form 10-K)

#10.12 Memorandum of Agreement as of July 29, 1997 between Playboy Entertainment Group, Inc. and the Modern Times Group related to broadcasting a pay television service known as Playboy TV/Scandinavia (incorporated by reference to Exhibit 10.2 from the September 30, 1997 Form 10-Q)

#10.13 Memorandum of Understanding as of February 26, 1997 between Playboy Entertainment Group, Inc. and Daewoo Corporation related to establishing international networks in South Korea (incorporated by reference to Exhibit 10.5 from the March 31, 1997 Form 10-Q)

10.14 Deal Memorandum dated June 22, 1995 between Playboy Networks Worldwide and TVN regarding distribution and services related to the AdulTVision pay television service (incorporated by reference to Exhibit 10.11 from the 1996 Form 10-K)

10.15 Distribution Agreements between Playboy Entertainment Group, Inc., Orion Home Video and Metro-Goldwyn-Mayer Studios Inc. regarding the distribution of certain home video programs and product a Agreement dated June 27, 1996 (incorporated by reference to Exhibit 10.12 from the 1996 Form 10-
               K)
          b First Amendment to June 27, 1996 agreement dated July 29, 1996 (incorporated by reference to
               Exhibit 10.7 from the March 31, 1997 Form 10-Q)
         #c Second Amendment to June 27, 1996 agreement dated December 31, 1997 (incorporated by reference to
               Exhibit 10.18(c) from the Transition Period Form
               10-K)

10.16 Letter Agreement dated as of January 5, 1998 between Playboy Entertainment Group, Inc. and Metro-Goldwyn-
          Mayer Studios Inc. in reference to Metro-Goldwyn-Mayer Studios Inc. assuming full right, power and authority over certain distribution and production agreements on behalf of other parties (incorporated by reference to Exhibit 10.19 from the Transition Period Form 10-K)

10.17     Affiliation Agreement between Playboy Entertainment
          Group, Inc. and DirecTV, Inc. regarding the satellite
          distribution of Playboy TV
          a    Agreement dated November 15, 1993
          b    First Amendment to November 15, 1993 agreement
               dated as of April  19, 1994
          c    Second Amendment to November 15, 1993 agreement
               dated as of July 26, 1995
          (items (a), (b) and (c) incorporated by reference to Exhibits 10.13(a), (b) and (c), respectively, from the 1996 Form 10-K)
         #d    Third Amendment to November 15, 1993 agreement
               dated August 26, 1997 (incorporated by reference to Exhibit 10.3 from the September 30, 1997 Form
               10-Q)

#10.18 DBS License Agreement dated April 1, 1997 between Playboy Entertainment Group, Inc. and PrimeStar Partners, L.P. regarding the satellite distribution of Playboy TV or any other service mark that retains a Playboy Mark (incorporated by reference to Exhibit 10.1 from the March 31, 1998 Form 10-Q)

 10.19    Product License Agreements between Playboy Enterprises,
          Inc. and Chaifa Investment, Limited
          a    Agreement dated September 26, 1989 related to the
               Hong Kong territory
          b    Agreement dated March 4, 1991 related to the
               People's Republic of China territory
          c    Amendment dated July 21, 1992 related to the March
               4, 1991 agreement
          d Amendment dated August 17, 1993 related to the agreements dated September 26, 1989 and March 4,
               1991
          e Amendment dated January 23, 1996 related to the agreements dated September 26, 1989 and March 4,
               1991
          (items (a) through (e) incorporated by reference to Exhibits 10.16(a) through (e), respectively, from the 1996 Form 10-K)
          f Amendment dated May 12, 1997 related to the agreements dated September 26, 1989 and March 4,
               1991 (incorporated by reference to Exhibit
               10.18(f) from the 1997 Form 10-K)

 10.20    Warner Home Video/Critics' Choice Direct Marketing
          License Agreements
          a Agreement dated February 22, 1994 regarding purchase of Turner product
          b Agreement dated February 22, 1994 regarding purchase of non-Turner product
          (items (a) and (b) incorporated by reference to Exhibits
          10.10 and 10.11, respectively, from the 1995 Form 10-K)
          c Agreement dated June 28, 1996 regarding purchase of Turner and non-Turner product (incorporated by reference to Exhibit 10.15(c) from the 1996 Form 10-K)

@10.21    Credit Agreement
          a    Credit Agreement, dated as of February 26, 1999,
               among New Playboy, Inc., PEI Holdings, Inc., the
               Lenders named in this Credit Agreement, ING (U.S.)
               Capital LLC, as Syndication Agent, and Credit
               Suisse First Boston, as Administrative Agent, as
               Collateral Agent and as Issuing Bank                      80-196
          b    Subsidiary Guarantee Agreement, dated as of March
               15, 1999, among certain subsidiaries of
               Playboy Enterprises, Inc. and Credit Suisse First
               Boston, as Collateral Agent                              197-210
          c    Indemnity, Subrogation and Contribution Agreement,
               dated as of March 15, 1999, among Playboy
               Enterprises, Inc., PEI Holdings, Inc., certain
               other subsidiaries of Playboy Enterprises, Inc.,
               and Credit Suisse First Boston, as Collateral
               Agent                                                    211-222
          d    Pledge Agreement, dated as of March 15, 1999, among
               Playboy Enterprises, Inc., PEI Holdings, Inc., certain
               other subsidiaries of Playboy Enterprises, Inc., and
               Credit Suisse First Boston, as Collateral Agent          223-242
          e    Security Agreement, dated as of March 15, 1999,
               among Playboy Enterprises, Inc., PEI Holdings,
               Inc., certain other subsidiaries of Playboy
               Enterprises, Inc., and Credit Suisse First Boston,
               as Collateral Agent                                      243-283

 10.22    Revolving Line of Credit
          a    Credit Agreement dated as of February 10, 1995 by
               and among Playboy Enterprises, Inc., Harris Trust
               and Savings Bank and LaSalle National Bank
          b    First Amendment to February 10, 1995 Credit
               Agreement dated as of March 31, 1995
          (items (a) and (b) incorporated by reference to Exhibits
          10.12(a) and (b), respectively, from the 1995 Form 10-K)
          c    Second Amendment to February 10, 1995 Credit
               Agreement dated as of March 5, 1996 (incorporated
               by reference to Exhibit 10.17(c) from the 1996
               Form 10-K)
          d    Third Amendment to February 10, 1995 Credit
               Agreement dated as of September 11, 1997 but
               effective as of July 8, 1997 (incorporated by
               reference to Exhibit 10.19(d) from the 1997 Form
               10-K)
          e    Fourth Amendment to February 10, 1995 Credit
               Agrement dated as of November 5, 1998 but
               effective as of September 30, 1998 (incorporated
               by reference to Exhibit 10.1 from the September
               30, 1998 Form 10-Q)
         @f    Fifth Amendment to February 10, 1995 Credit
               Agreement dated as of December 31, 1998                  284-290
         @g    Sixth Amendment to February 10, 1995 Credit
               Agreement dated as of March 5, 1999                      291-294

 10.23 Playboy Mansion West Lease Agreement, as amended, between Playboy Enterprises, Inc. and Hugh M. Hefner
          a    Letter of Interpretation of Lease
          b    Agreement of lease
          (items (a) and (b) incorporated by reference to Exhibits 10.3(a) and (b), respectively, from the 1991 Form 10-K)
          c    Amendment to lease agreement dated as of January
               12, 1998 (incorporated by reference to Exhibit
               10.2 from the March 31, 1998 Form 10-Q)

 10.24    Los Angeles Offices Lease Documents
          a    Office lease dated as of July 25, 1991 between
               Playboy Enterprises, Inc. and Beverly Mercedes
               Place, Ltd. (incorporated by reference to Exhibit
               10.6(c) from the 1991 Form 10-K)
          b    Amendment to July 25, 1991 lease dated June 26,
               1996
          c    Amendment to July 25, 1991 lease dated September
               12, 1996
          (items (b) and (c) incorporated by reference to Exhibits
          10.19(b) and (c), respectively, from the 1996 Form 10-K)
         @d    Office lease dated January 6, 1999 between 5055
               Wilshire Limited Partnership and Playboy                 295-344
               Enterprises, Inc.

 10.25    Chicago Office Lease Documents
          a Office Lease dated April 7, 1988 by and between Playboy Enterprises, Inc. and LaSalle National Bank as Trustee under Trust No. 112912 (incorporated by reference to Exhibit 10.7(a) from the 1993 Form 10-K)
          b First Amendment to April 7, 1988 lease dated October 26, 1989 (incorporated by reference to
               Exhibit 10.15(b) from the 1995 Form 10-K)
          c Second Amendment to April 7, 1988 lease dated June 1, 1992 (incorporated by reference to Exhibit 10.1 from the December 31, 1992 Form 10-Q)
          d Third Amendment to April 7, 1988 lease dated August 30, 1993 (incorporated by reference to
               Exhibit 10.15(d) from the 1995 Form 10-K)
          e Fourth Amendment to April 7, 1988 lease dated August 6, 1996 (incorporated by reference to
               Exhibit 10.20(e) from the 1996 Form 10-K)
          f Fifth Amendment to April 7, 1988 lease dated March 19, 1998 (incorporated by reference to Exhibit
               10.3 from the March 31, 1998 Form 10-Q)

 10.26 New York Office Lease Agreement dated August 11, 1992 between Playboy Enterprises, Inc. and Lexington
          Building Co. (incorporated by reference to Exhibit
          10.9(b) from the 1992 Form 10-K)

 10.27    Itasca Warehouse Lease Documents
          a Agreement dated as of September 6, 1996 between Centerpoint Properties Corporation and Playboy Enterprises, Inc. (incorporated by reference to Exhibit 10.23 from the 1996 Form 10-K)
          b Amendment to September 6, 1996 lease dated June 1, 1997 (incorporated by reference to Exhibit 10.25(b) from the 1997 Form 10-K)

*10.28    Selected Company Remunerative Plans
          a Executive Protection Program dated March 1, 1990 (incorporated by reference to Exhibit 10.18(c) from the 1995 Form 10-K)
          b Amended and Restated Deferred Compensation Plan for Employees effective January 1, 1998
          c Amended and Restated Deferred Compensation Plan for Board of Directors' effective January 1, 1998
          (items (b) and (c) incorporated by reference to Exhibits 10.2(a) and (b), respectively, from the June 30, 1998 Form 10-Q)

*10.29    1989 Option Plan
          a Playboy Enterprises, Inc. 1989 Stock Option Plan, as amended, For Key Employees (incorporated by reference to Exhibit 10.4(mm) from the 1991 Form 10-K)
          b    Playboy Enterprises, Inc. 1989 Stock Option
               Agreement
          c Letter dated July 18, 1990 pursuant to the June 7, 1990 recapitalization regarding adjustment of options
          (items (b) and (c) incorporated by reference to Exhibits 10.19(c) and (d), respectively, from the 1995 Form 10-K)
          d Consent and Amendment regarding the 1989 Option Plan (incorporated by reference to Exhibit 10.4(aa) from the 1991 Form 10-K)

*10.30    1991 Directors' Plan
          a Playboy Enterprises, Inc. 1991 Non-Qualified Stock Option Plan for Non-Employee Directors, as amended
          b Playboy Enterprises, Inc. 1991 Non-Qualified Stock Option Agreement for Non-Employee Directors
          (items (a) and (b) incorporated by reference to Exhibits 10.4(rr) and (nn), respectively, from the 1991 Form 10-K)

*10.31    1995 Stock Incentive Plan
          a Amended and Restated Playboy Enterprises, Inc. 1995 Stock Incentive Plan (incorporated by reference to Exhibit 10.1 from the March 31, 1997 Form 10-Q)
          b Form of Non-Qualified Stock Option Agreement for Non-Qualified Stock Options which may be granted under the Plan
          c Form of Incentive Stock Option Agreement for Incentive Stock Options which may be granted under the Plan
          d Form of Restricted Stock Agreement for Restricted Stock issued under the Plan
          (items (b), (c) and (d) incorporated by reference to Exhibits 4.3, 4.4 and 4.5, respectively, from the March 20, 1995 Form S-8)
          e Form of Section 162(m) Restricted Stock Agreement for Section 162(m) Restricted Stock issued under the Plan (incorporated by reference to Exhibit 10.1(e) from the 1997 Form 10-K)

*10.32    1997 Directors' Plan
          a 1997 Equity Plan for Non-Employee Directors of Playboy Enterprises, Inc., as amended (incorporated by reference to Exhibit 10.3(a) from the Transition Period Form 10-K)
          b Form of Restricted Stock Agreement for Restricted Stock issued under the Plan (incorporated by reference to Exhibit 10.1(b) from the September 30, 1997 Form 10-Q)

*10.33    Form of Nonqualified Option Agreement between Playboy
          Enterprises, Inc. and each of Dennis S. Bookshester and
          Sol Rosenthal (incorporated by reference to Exhibit 4.4
          from the November 13, 1996 Form S-8)

*10.34 Playboy Enterprises, Inc. Employee Stock Purchase Plan, as amended and restated (incorporated by reference to Exhibit 10.2 from the March 31, 1997 Form 10-Q)

*10.35    Selected Employment, Termination and Other Agreements
          a Playboy Enterprises, Inc. Severance Agreement (incorporated by reference to Exhibit 10.4(vv) from the 1991 Form 10-K)
          b Employment Agreement dated May 21, 1992 between Playboy Enterprises, Inc. and Anthony J. Lynn (incorporated by reference to Exhibit 10.4(bbb) from the 1992 Form 10-K)
          c Amendment dated August 15, 1996 regarding the Employment Agreement dated May 21, 1992 between Playboy Enterprises, Inc. and Anthony J. Lynn (incorporated by reference to Exhibit 10.25(i) from the 1996 Form 10-K)
          d Agreement dated October 16, 1996 amending the Employment Agreement dated May 21, 1992 between Playboy Enterprises, Inc. and Anthony J. Lynn
          e Playboy Enterprises, Inc. Incentive Compensation Plan for Anthony J. Lynn
          (items (d) and (e) incorporated by reference to Exhibits 10.3(a) and (b), respectively, from the March 31, 1997 Form 10-Q)
          f Letter Agreement dated September 4, 1997 regarding Anthony J. Lynn's waiver of fiscal year ended June 30, 1998 base salary increase (incorporated by reference to Exhibit 10.27(s) from the 1997 Form 10-K)
          g Memorandum dated October 11, 1996 regarding special compensation plan for Herb Laney
          h Playboy Enterprises, Inc. Incentive Compensation Plan for Herbert M. Laney
          i Letter Agreement dated April 18, 1997 regarding employment of Linda Havard
          (items (g), (h) and (i) incorporated by reference to Exhibits 10.3(c), (d) and (f), respectively, from the March 31, 1997 Form 10-Q)
          j    Letter Agreement dated September 25, 1997
               regarding employment of Helen Isaacson
          k    Letter Agreement dated September 26, 1997
               regarding employment of Garry Saunders
          (items (j) and (k) incorporated by reference to
          Exhibits 10.5(a) and (b), respectively, from the September 30, 1997 Form 10-Q)
          #l Letter Agreements dated March 16, 1998 and July 20, 1998 regarding employment of Buford Smith (incorporated by reference to Exhibit 10.3(a) from the June 30, 1998 Form 10-Q)

@21  Subsidiaries                                                      345

@23  Consent of Independent Public Accountants                         346

@27  Financial Data Schedule                                           347

___________
*    Indicates management compensation plan
# Certain information omitted pursuant to a request for confidential treatment filed separately with and granted by the SEC
@    Filed herewith

                       REPORT OF INDEPENDENT ACCOUNTANTS
                       ---------------------------------
                       ON FINANCIAL STATEMENT SCHEDULES
                       --------------------------------


To the Shareholders and Board of Directors
Playboy Enterprises, Inc.



   Our report on the consolidated financial statements of Playboy Enterprises, Inc. and its Subsidiaries is included on page 62 of this Form 10-K Annual Report. In connection with our audits of such financial statements, we have also audited the related financial statement schedule listed in the index on page 64 of this Form 10-K Annual Report.

   In our opinion, the financial statement schedule referred to above, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information required to be included therein.



PricewaterhouseCoopers LLP



Chicago, Illinois
February 9, 1999

                  PLAYBOY ENTERPRISES, INC. AND SUBSIDIARIES
                                  SCHEDULE II
                       VALUATION AND QUALIFYING ACCOUNTS
                                (in thousands)

==================================================================================================================
   COLUMN A                                 COLUMN B           COLUMN C                COLUMN D         COLUMN E
------------------------------------------------------------------------------------------------------------------
                                                               Additions
                                                               ---------
                                            Balance at    Charged to    Charged to                    Balance at
                                            Beginning     Costs and        Other                         End
  Description                               of Period      Expenses      Accounts      Deductions     of Period
-----------------------------------------   ----------    ----------    ----------     ----------     -----------
Allowance deducted in the balance sheet
 from the asset to which it applies:

Fiscal Year Ended December 31,1998

 Allowance for doubtful accounts              $ 4,467      $ 2,371      $ 1,810(a)     $ 2,299(b)      $ 6,349
                                              =======     ==========    ==========     ==========      =======

 Allowance for returns                        $27,187      $     -      $58,880(c)     $64,423(d)      $21,644
                                              =======     ==========    ==========     ==========      =======

 Deferred tax asset valuation allowance       $16,504      $     -      $     -        $ 1,066(e)      $15,438
                                              =======     ==========    ==========     ==========      =======

Six-Month Transition Period
 Ended December 31, 1997:

 Allowance for doubtful accounts              $ 3,882      $ 1,053      $   702(a)     $ 1,170(b)      $ 4,467
                                              =======     ==========    ==========     ==========      =======

 Allowance for returns                        $22,747      $     -      $32,774(c)     $28,334(d)      $27,187
                                              =======     ==========    ==========     ==========      =======

 Deferred tax asset valuation allowance       $15,870      $     -      $   634(e)     $     -         $16,504
                                              =======     ==========    ==========     ==========      =======

Fiscal Year Ended June 30, 1997:

 Allowance for doubtful accounts              $ 3,009      $ 1,241      $ 1,522(a)     $ 1,890(b)      $ 3,882
                                              =======     ==========    ==========     ==========      =======

 Allowance for returns                        $21,939      $     -      $64,197(c)     $63,389(d)      $22,747
                                              =======     ==========    ==========     ==========      =======

 Deferred tax asset valuation allowance       $27,971      $     -      $ 1,385(e)     $13,486(f)      $15,870
                                              =======     ==========    ==========     ==========      =======

Fiscal Year Ended June 30, 1996:

 Allowance for doubtful accounts              $ 4,837      $   504      $ 1,632(a)     $ 3,964(b)      $ 3,009
                                              =======     ==========    ==========     ==========      =======

 Allowance for returns                        $20,952      $     -      $59,718(c)     $58,731(d)      $21,939
                                              =======     ==========    ==========     ==========      =======

 Deferred tax asset valuation allowance       $28,573      $     -      $     -        $   602(e)      $27,971
                                              =======     ==========    ==========     ==========      =======

Notes:

(a) Represents primarily provisions for unpaid subscriptions charged to net revenues. Also included in fiscal year 1996 amount was $98 related to the consolidation of the VIPress balance at the acquisition date in March 1996.
(b)  Represents uncollectible accounts less recoveries.
(c) Represents provisions charged to net revenues for estimated returns of Playboy magazine, other domestic publishing products and domestic home videos.
(d)  Represents settlements on provisions previously recorded.
(e) Represents the unrealizable portion of the change in the gross deferred tax asset during the period.
(f) Represents a federal income tax benefit resulting from a change in the realizability of the gross deferred tax asset.